Form 10-K
period 2016-12-31
BANK MUTUAL CORP
filed 2017-03-06
CIK 1123270

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐    No  ☒

As of February 28, 2017, 45,887,719 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $7.68 last sale price on The NASDAQ Global Select Market on June 30, 2016, the last trading date of the Company’s second fiscal quarter) held by non-affiliates (excluding outstanding shares reported as beneficially owned by directors and executive officers; does not constitute an admission as to affiliate status) was approximately $288.9 million.

Part of Form 10-K Into Which
Documents Incorporated by Reference	Portions of Document are Incorporated

Proxy Statement for Annual Meeting of Shareholders on May 1, 2017	Part III

BANK MUTUAL CORPORATION

FORM 10-K ANNUAL REPORT TO

THE SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2016

Part I

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels; recent, pending, and/or potential rulemaking or various federal regulatory agencies that could affect the Company or the Bank, particularly as such relates to guidelines concerning certain types of lending; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, or breaches of security relating to such systems; and the factors discussed in “Item 1A. Risk Factors,” as well as “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business

The discussion in this section should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and “Item 8. Financial Statements and Supplementary Data.”

General

Bank Mutual Corporation (the “Company”) is a Wisconsin corporation headquartered in Milwaukee, Wisconsin. The Company owns 100% of the common stock of Bank Mutual (the “Bank”) and currently engages in no substantial activities other than its ownership of such stock. Consequently, the Company’s net income and cash flows are derived primarily from the Bank’s operations and capital distributions. The Company is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (“FRB”). The Company’s common stock trades on The NASDAQ Global Select Market under the symbol BKMU.

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

The Company’s principal executive office is located at 4949 West Brown Deer Road, Milwaukee, Wisconsin, 53223, and its telephone number at that location is (414) 354-1500. The Company’s website is www.bankmutualcorp.com. The Company will make available through that website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the Company files those reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Ethics and its Code of Conduct.

Market Area

At December 31, 2016, the Company had 64 banking offices in Wisconsin and one in Minnesota. The Company is the third largest financial institution headquartered in Wisconsin based on total assets and the fourth largest based on deposit market share. At June 30, 2016, the Company had a 1.30% market share of all deposits held by FDIC-insured institutions in Wisconsin.

The largest concentration of the Company’s offices is in southeastern Wisconsin, consisting of the Milwaukee Metropolitan Statistical Area (“MSA”), and Racine and Kenosha Counties. The Company has 24 offices in these areas. The Company also has five offices in south central Wisconsin, consisting of the Madison MSA and the Janesville/Beloit MSA, as well as five other offices in communities in east central Wisconsin. The Company also operates 17 banking offices in northeastern Wisconsin, including the Green Bay MSA. Finally, the Company has 13 offices in northwestern Wisconsin, including the Eau Claire MSA, and one office in Woodbury, Minnesota, which is part of the Minneapolis-St. Paul MSA. A number of the Company’s banking offices are located near the Michigan and Illinois borders. Therefore, the Company may also draw customers from nearby regions in those states.

The services provided through the Company's banking offices are supplemented by services offered through ATMs located in the Company’s market areas, as well as internet and mobile banking, remote deposit capture, a customer service call center, and 24-hour telephone banking.

Competition

The Company faces significant competition in attracting deposits, making loans, and selling other financial products and services. Wisconsin has many banks, savings banks, savings and loan associations, and tax-exempt credit unions, which offer the same types of banking products and services as the Company. The Company also faces competition from other types of financial service companies, such as mortgage brokerage firms, finance companies, insurance companies, investment brokerage firms, and mutual funds. As a result of advancements in information technology and increases in internet-based commerce in recent years, the Company also competes with financial service providers outside of Wisconsin, as well as non-bank financial technology firms that offer products and services that compete with those offered by the Company.

Lending Activities

General At December 31, 2016, the Company’s total loans receivable was $1.9 billion or 73.4% of total assets. The Company’s loan portfolio consists of loans to both commercial and retail borrowers. Loans to commercial borrowers include loans secured by real estate such as multi-family properties, non-residential commercial properties (referred to as “commercial real estate”), and construction and development projects secured by these same types of properties, as well as land. In addition, commercial loans include loans to businesses that are not secured by real estate (referred to as “commercial and industrial loans”). Loans to retail borrowers include loans to individuals that are secured by real estate such as one- to four-family first mortgages, home equity term loans, and home equity lines of credit. In addition, retail loans include student loans, automobile loans, and other loans not secured by real estate (collectively referred to as “other consumer loans”).

The nature, type, and terms of loans originated or purchased by the Company are subject to federal and state laws and regulations. The Company has no significant concentrations of loans to particular borrowers or to borrowers engaged in similar activities. In addition, the Company limits its lending activities primarily to borrowers and related loan collateral located in its primary market areas, which consist of Wisconsin and contiguous regions of Illinois, Iowa, Minnesota, and northern Michigan. However, from time-to-time the Company will make loans secured by properties outside of its primary market areas provided the borrowers are located within such areas and are well-known to the Company. For specific information related to the Company’s loans receivable for the periods covered by this report, refer to “Financial Condition—Loans Receivable” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commercial and Industrial Loans At December 31, 2016, the Company’s portfolio of commercial and industrial loans was $241.7 million or 11.0% of its gross loans receivable. This portfolio consists of loans and lines of credit to businesses for equipment purchases, working capital, debt refinancing or restructuring, business acquisition or expansion, Small Business Administration (“SBA”) loans, and domestic standby letters of credit. The unfunded portion of approved commercial and industrial lines of credit and letters of credit was $185.5 million as of December 31, 2016. Typically, commercial and industrial loans are secured by general business security agreements and personal guarantees. The Company offers variable, adjustable, and fixed-rate commercial and industrial loans. The Company also has commercial and industrial loans that have an initial period where interest rates are fixed, generally for one to five years, and thereafter are adjustable based on various market indices. Fixed-rate loans are priced at either a margin over various market indices with maturities that correspond to the maturities of the notes or to match competitive conditions and yield requirements. Term loans are generally amortized over a three to seven year period. Commercial lines of credit generally have a term of one year and are subject to annual renewal thereafter. The Company performs an annual credit review of all commercial and industrial borrowers having an exposure to the Company of $500,000 or more.

Multi-family and Commercial Real Estate Loans At December 31, 2016, the Company’s aggregate portfolio of multi-family and commercial real estate loans was $881.6 million or 40.2% of its gross loans receivable. The Company’s multi-family and commercial real estate loan portfolios consist of fixed-rate and adjustable-rate loans originated at prevailing market rates usually tied to various market indices. This portfolio generally consists of loans secured by apartment buildings, office buildings, retail centers, warehouses, and industrial buildings. Loans in this portfolio may be secured by either owner or non-owner occupied properties. Loans in this portfolio typically do not exceed 80% of the lesser of the purchase price or an independent appraisal by an appraiser designated by the Company. Loans originated with balloon maturities are generally amortized on a 20 to 30 year basis with a typical balloon term of 3 to 10 years. If a multi-family or commercial real estate borrower desires a fixed-rate loan with a balloon maturity beyond five years, the Company generally requires the borrower to commit to an adjustable-rate loan that is converted back into a fixed-rate exposure through an interest rate swap agreement between the Company and the borrower. The Company then enters into an offsetting interest rate swap agreement with a third-party financial institution that converts the Company’s interest rate risk exposure back into a floating-rate exposure. The Company will generally record fee income related to the difference in the fair values of the respective interest rate swaps on the date of the transaction. Refer to “Financial Derivatives,” below, for additional discussion.

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property, the financial strength and/or income producing potential of the borrower, and the appraised value of the property. In most cases, the Company also obtains personal guarantees from the principals involved, the assessment of which is also based on financial strength and/or income producing potential. The Company’s approval process includes a review of the other debt obligations and overall sources of cash flow available to the borrower and guarantors. The property’s expected net operating income must be sufficient to cover the payments relating to the outstanding debt. The Company generally requires an assignment of rents or leases to be assured that the cash flow from the property will be used to repay the debt. Appraisals on properties securing multi-family and larger commercial real estate loans are performed by independent state certified or licensed appraisers approved by the board of directors. Title and hazard insurance are required as well as flood insurance, if applicable. Environmental assessments are performed on certain multi-family and commercial real estate loans in excess of $1.0 million, as well as all loans secured by certain properties that the Company considers to be “environmentally sensitive.” In addition, the Company performs an annual credit review of its multi-family and commercial real estate loans over $500,000.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. The Bank has internal lending limits to single borrowers or a group of related borrowers that are adjusted from time-to-time, but are generally well below the Bank’s legal lending limit of approximately $42.8 million as of December 31, 2016. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Furthermore, borrowers’ problems in areas unrelated to the properties that secure the Company’s loans may have an adverse impact on such borrowers’ ability to comply with the terms of the Company’s loans.

Construction and Development Loans At December 31, 2016, the Company’s portfolio of construction and development loans was $374.8 million or 17.1% of its gross loans receivable. This amount included the unfunded portion of approved construction and development loans of $200.8 million as of that same date. Construction and development loans typically have terms of 18 to 24 months, are interest-only, and carry variable interest rates tied to a market index. Disbursements on these loans are based on draw requests supported by appropriate lien waivers. Construction loans typically convert to permanent loans at the completion of a project, but may or may not remain in the Company’s loan portfolio depending on the competitive environment for permanent financing at the end of the construction term. Development loans are typically repaid as the underlying lots or housing units are sold. Construction and development loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Company's risk of loss on a construction and development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, the appropriate application of loan proceeds to the work performed, the borrower's ability to advance additional construction funds if necessary, and the stabilization period for lease-up after the completion of construction. In addition, in the event a borrower defaults on the loan during its construction phase, the construction project often needs to be completed before the full value of the collateral can be realized by the Company. The Company performs an annual credit review of its construction and development loans over $500,000.

Residential Mortgage Loans At December 31, 2016, the Company’s portfolio of one- to four-family first mortgage loans was $500.0 million or 22.8% of its gross loans receivable. This amount included the unfunded portion of approved construction loans of $26.8 million as of that same date. Most of these loans are for owner-occupied residences; however, the Company also originates first mortgage loans secured by second homes, seasonal homes, and investment properties.

The Company originates primarily conventional fixed-rate residential mortgage loans and adjustable-rate residential mortgage (“ARM”) loans with maturity dates up to 30 years. Such loans generally are underwritten to the Federal National Mortgage Association (“Fannie Mae”) and other regulatory standards. In general, ARM loans are retained by the Company in its loan portfolio. Conventional fixed-rate residential mortgage loans are generally sold in the secondary market without recourse, although the Company typically retains the servicing rights to such loans. When the Company sells residential mortgage loans in the secondary market, it makes representations and warranties to the purchasers about various characteristics of each loan, including the underwriting standards applied and the documentation being provided. Failure of the Company to comply with the requirements established by the purchaser of the loan may result in the Company being required to repurchase the loan. There have not been any material instances where the Company has been required to repurchase loans.

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

ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments from the borrowers increase, which increases the potential for payment default. At the same time, the marketability and/or value of the underlying property may be adversely affected by higher interest rates. ARM loans generally have an initial fixed-rate term of five or seven years. Thereafter, they are adjusted on an annual basis up to a maximum of 200 basis points per year. The Company originates ARM loans with lifetime caps set at 6% above the origination rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts. The Company does not offer ARM loans with negative amortization or with interest-only payment features. The Company currently utilizes the monthly average yield on United States treasury securities, adjusted to a constant maturity of one year (“constant maturity treasury index”) as the base index to determine the interest rate payable upon the adjustment date of ARM loans. The volume and types of ARM loans the Company originates have been affected by the level of market interest rates, competition, consumer preferences, and the availability of funds. ARM loans are susceptible to early prepayment during periods of lower interest rates as borrowers refinance into fixed-rate loans.

The Company requires an appraisal of the real estate that secures a residential mortgage loan, which must be performed by an independent state certified or licensed appraiser approved by the board of directors, but contracted and administered by an independent third party. A title insurance policy is required for all real estate first mortgage loans. Evidence of adequate hazard insurance and flood insurance, if applicable, is required prior to closing. Borrowers are required to make monthly payments to fund principal and interest as well as private mortgage insurance and flood insurance, if applicable. With some exceptions for lower loan-to-value ratio loans, borrowers are also generally required to escrow in advance for real estate taxes. Generally, no interest is paid on these escrow deposits. If borrowers with loans having a lower loan-to-value ratio want to handle their own taxes and insurance, an escrow waiver fee is charged. With respect to escrowed real estate taxes, the Company generally makes this disbursement directly to the borrower as obligations become due.

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

In addition to servicing the loans in its own portfolio, the Company continues to service most of the loans that it sells to Fannie Mae and other third-party investors (“loans serviced for third-party investors”). Servicing mortgage loans, whether for its own portfolio or for third-party investors, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making certain payments on behalf of borrowers. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2016, loans serviced for third-party investors amounted to $997.0 million. These loans are not reflected in the Company’s Consolidated Statements of Financial Condition.

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

Home Equity Loans At December 31, 2016, the Company’s portfolio of home equity loans was $175.6 million or 8.0% of its gross loans receivable. Home equity loans include fixed term home equity loans and home equity lines of credit. The unfunded portion of approved home equity lines of credit was $111.0 million as of December 31, 2016. Home equity loans are typically secured by junior liens on owner-occupied one- to four-family residences, but in many instances are secured by first liens on such properties. Underwriting procedures for the home equity and home equity lines of credit loans include a comprehensive review of the loan application, an acceptable credit score, verification of the value of the equity in the home, and verification of the borrower’s income.

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

Other Consumer Loans At December 31, 2016, the Company’s portfolio of other consumer loans was $18.2 million or 0.8% of its gross loans receivable. Other consumer loans include student loans, automobile loans, recreational vehicle and boat loans, deposit account loans, overdraft protection lines of credit, and unsecured consumer loans, including loans through credit card programs that are administered by third parties. The Company no longer originates student loans through programs guaranteed by the federal government. Student loans that continue to be held by the Company are administered by a third party. The unfunded portion of customers’ approved credit card lines was $49.9 million as of December 31, 2016.

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

Internal Risk Ratings and Classified Assets OCC regulations require thrift institutions to review and, if necessary, classify their assets on a regular basis. Accordingly, the Company has internal policies and procedures in place to evaluate and/or maintain risk ratings on all of its loans and certain other assets. In general, these internal risk ratings correspond with regulatory requirements to adversely classify problem loans and certain other assets as “substandard,” “doubtful,” or “loss.” A loan or other asset is adversely classified as substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. A loan or other asset is adversely classified as doubtful if full collection is highly questionable or improbable. A loan or other asset is adversely classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a “special mention” designation, described as loans or assets which do not currently expose the Company to a sufficient degree of risk to warrant adverse classification, but which demonstrate clear trends in credit deficiencies or potential weaknesses deserving management's close attention (refer to the following paragraph for additional discussion). As of December 31, 2016, $54.4 million or 2.8% the Company’s loans were classified as special mention and $22.5 million or 1.2% were classified as substandard. The latter includes all loans placed on non-accrual in accordance with the Company’s policies, as described below. In addition, as of December 31, 2016, $11.6 million of the Company’s mortgage-related securities, consisting of private-label collateralized mortgage obligations (“CMOs”) rated less than investment grade, were classified as substandard in accordance with regulatory guidelines. The Company had no loans or other assets classified as doubtful or loss at December 31, 2016.

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

In working with delinquent borrowers, if the Company cannot develop a repayment plan that substantially complies with the original terms of the loan agreement, the Company’s practice has been to pursue foreclosure or repossession of the underlying collateral. As a matter of practice, the Company has not restructured or modified troubled loans in a manner that has resulted in material amounts of loss under accounting rules. In most cases the Company continues to report restructured or modified troubled loans as non-performing loans unless the borrower has clearly demonstrated the ability to service the loan in accordance with the new terms.

The Company’s policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on classified loans, delinquent loans, restructured or modified loans, allowance for loan losses, and foreclosed real estate.

Non-Accrual Policy With the exception of student loans that are guaranteed by the U.S. government, the Company generally stops accruing interest income on loans when interest or principal payments are 90 days or more in arrears or earlier when the future collectability of such interest or principal payments may no longer be certain. In such cases, borrowers have often been able to maintain a current payment status, but are experiencing financial difficulties and/or the properties that secure the loans are experiencing increased vacancies, declining lease rates, and/or delays in unit sales. In such instances, the Company generally stops accruing interest income on the loans even though the borrowers are current with respect to all contractual payments. Although the Company generally no longer accrues interest on these loans, the Company may continue to record periodic interest payments received on such loans as interest income provided the borrowers remain current on the loans and provided, in the judgment of management, the Company’s net recorded investment in the loans are deemed to be collectible. The Company designates loans on which it stops accruing interest income as non-accrual loans and establishes a reserve for outstanding interest that was previously credited to income. All loans on non-accrual are considered to be impaired. The Company returns a non-accrual loan to accrual status when factors indicating doubtful or uncertain collection no longer exist. In general, non-accrual loans are also classified as substandard, doubtful, or loss in accordance with the Company’s internal risk rating policy. As of December 31, 2016, $8.2 million or 0.42% of the Company’s loans were considered to be non-performing in accordance with the Company’s policies.

Foreclosed Properties and Repossessed Assets As of December 31, 2016, $2.9 million or 0.1% of the Company’s total assets consisted of foreclosed properties and repossessed assets. In the case of loans secured by real estate, foreclosure action generally starts when the loan is between the 90th and 120th day of delinquency following review by a senior officer and the executive loan committee of the board of directors. If, based on this review, the Company determines that repayment of a loan is solely dependent on the liquidation of the collateral, the Company will typically seek the shortest redemption period possible, thus waiving its right to collect any deficiency from the borrower. Depending on whether the Company has waived this right and a variety of other factors outside the Company’s control (including the legal actions of borrowers to protect their interests), an extended period of time could transpire between the commencement of a foreclosure action by the Company and its ultimate receipt of title to the property.

When the Company ultimately obtains title to the property through foreclosure or deed in lieu of foreclosure, it transfers the property to “foreclosed properties and repossessed assets” on the Company’s Consolidated Statements of Financial Condition. In cases in which a non-consumer borrower has surrendered control of the property to the Company or has otherwise abandoned the property, the Company may transfer the property to foreclosed properties as an “in substance foreclosure” prior to actual receipt of title. Foreclosed properties and repossessed assets are adversely classified in accordance with the Company’s internal risk rating policy.

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

Allowance for Loan Losses As of December 31, 2016, the Company’s allowance for loan losses was $19.9 million or 1.03% of loans receivable and 242.5% of non-performing loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans within the portfolio, and actual loss, delinquency, and/or risk rating experience within the portfolio. The Company also considers current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors, including regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any. For additional information relating to the Company’s allowance for loan losses for the periods covered by this report, refer to “Results of Operations—Provision for Loan Losses” and “Financial Condition—Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company maintains general allowances for loan loss against certain homogenous pools of loans. These pools generally consist of smaller loans of all types that do not warrant individual review due to their size. In addition, pools may also consist of larger commercial loans that have not been individually identified as impaired by management. Certain of these pools are further segmented by management’s internal risk rating of the loans. Management has developed loss factors for each pool or segment based on the historical loss experience of each pool or segment and internal risk ratings. In addition, management has developed loss factors for each pool or segment that are intended to capture management’s judgments relating to changes in economic and business conditions, underlying collateral values, underwriting and credit management policies and procedures, experience and ability of lending managers, legal and regulatory requirements, etc. Given the significant amount of management judgment involved in this process there could be significant variation in the Company’s allowance for loan losses and provision for loan losses from period to period.

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

Investment Activities

At December 31, 2016, the Company’s portfolio of mortgage-related securities available-for-sale was $371.9 million or 14.0% of its total assets. As of the same date its portfolio of mortgage-related securities held-to-maturity was $93.2 million or 3.5% of total assets. Mortgage-related securities consist principally of mortgage-backed securities (“MBSs”) and CMOs. Most of the Company’s mortgage-related securities are directly or indirectly insured or guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the Government National Mortgage Association (“Ginnie Mae”). The remaining securities are private-label CMOs. Private-label CMOs generally carry higher credit risks and higher yields than mortgage-related securities insured or guaranteed by the aforementioned agencies of the U.S. Government. Although the latter securities have less exposure to credit risk, like private-label CMOs they remain exposed to fluctuating interest rates and instability in real estate markets, which may alter the prepayment rate of underlying mortgage loans and thereby affect the fair value of the securities. For additional information related to the Company’s mortgage-related securities, refer to “Financial Condition—Mortgage-Related Securities Available-for-Sale” and “Financial Condition—Mortgage-Related Securities Held-to-Maturity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Financial Derivatives

The Company’s policies permit the use of financial derivatives such as financial futures, forward commitments, and interest rate swaps, to manage its exposure to interest rate risk. At December 31, 2016, the Company was using forward commitments to manage interest rate risk related to its sale of residential loans in the secondary market and interest rate swaps to manage interest rate risk related to certain fixed-rate commercial loans and forecasted transaction cash flows. For additional information, refer to “Note 1. Summary of Significant Accounting Policies” and “Note 13. Financial Instruments with Off-Balance-Sheet Risk and Derivative Financial Instruments” in “Item 8. Financial Statements and Supplementary Data.”

Deposit Liabilities

At December 31, 2016, the Company’s deposit liabilities were $1.9 billion or 70.4% of its total liabilities and equity. The Company offers a variety of deposit accounts having a range of interest rates and terms for both retail and business customers. The Company currently offers regular savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts, and certificates of deposit. The Company also offers IRA time deposit accounts and health savings accounts. When the Company determines its deposit rates, it considers rates offered by local competitors, benchmark rates on U.S. Treasury securities, and rates on other sources of funds such as FHLB of Chicago advances. For additional information, refer to “Financial Condition—Deposit Liabilities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. The Company’s deposits are primarily obtained from the market areas surrounding its bank offices. The Company relies primarily on competitive rates, quality service, and long-standing relationships with customers to attract and retain these deposits. The Company does not rely on a particular customer or related group of individuals, organizations, or institutions for its deposit funding. From time to time the Company has used third-party brokers and a nationally-recognized reciprocal deposit gathering network to obtain wholesale deposits. The Company had no such deposits as of December 31, 2016.

Borrowings

At December 31, 2016, the Company’s borrowed funds were $439.2 million or 16.6% of its total liabilities and equity. The Company borrows funds to finance its lending, investing, and operating activities. Substantially all of the Company’s borrowings have traditionally consisted of advances from the FHLB of Chicago on terms and conditions generally available to member institutions. The Company’s FHLB of Chicago borrowings typically carry fixed rates of interest, have stated maturities, and are generally subject to significant prepayment penalties if repaid prior to their stated maturity. The Company has pledged certain one- to four-family first and second mortgage loans, as well as certain multi-family mortgage loans, as blanket collateral for current and future advances. From time to time the Company may also pledge mortgage-related securities as collateral for advances.

For additional information regarding the Company’s outstanding advances from the FHLB of Chicago as of December 31, 2016, refer to “Financial Condition—Borrowings” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Shareholders’ Equity

At December 31, 2016, the Company’s shareholders’ equity was $286.6 million or 10.8% of its total liabilities and equity. The Company and the Bank are both required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by their respective federal regulators. Management’s objective is to maintain the Company and the Bank’s regulatory capital in an amount sufficient to be classified in the highest regulatory category (i.e., as a “well capitalized” institution). At December 31, 2016, the Company and the Bank exceeded all regulatory minimum requirements, as well as the amount required to be classified as a “well capitalized” institution. For additional discussion relating to regulatory capital standards refer to “Regulation and Supervision of the Company —Regulatory Capital Requirements” and “Regulation and Supervision of the Bank—Regulatory Capital Requirements,” below. For additional information related to the Company’s equity and the Company and Bank’s regulatory capital, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

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

MC Development LTD (“MC Development”), a wholly-owned subsidiary of the Bank, is involved in land development and sales. It owns five parcels of developed land totaling 15 acres in Brown Deer, Wisconsin. It also owns 50% of Arrowood Development LLC, which was formed to develop approximately 300 acres for residential purposes in Oconomowoc, Wisconsin. Neither MC Development nor Arrowood Development LLC is currently engaged in significant efforts to develop its respective parcels of land.

Finally, the Bank has four other wholly-owned subsidiaries that are inactive, but are reserved for possible future use in related or other areas.

Employees

At December 31, 2016, the Company employed 548 full time and 74 part time associates. Management considers its relations with its associates to be good.

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

Regulatory Capital Requirements The Bank is subject to various regulatory capital standards administered by the federal banking agencies and as defined in the applicable regulations. These regulatory capital standards, require financial institutions such as the Bank to meet the following minimum regulatory capital standards to be classified as “adequately capitalized” under the regulations: (i) common equity Tier 1 (“CET1”) capital equal to at least 4.5% of total risk-weighted assets, (ii) Tier 1 capital equal to at least 4% of adjusted total assets (known as the “leverage ratio”), (iii) Tier 1 risk-based capital equal to at least 6% of total risk-weighted assets, and (iv) total risk-based capital equal to at least 8% of total risk-weighted assets. At December 31, 2016, the Bank’s regulatory capital ratios exceeded both the minimum requirements to be classified as “adequately capitalized,” as well as the higher requirements necessary to be classified as a “well capitalized” for regulatory capital purposes. For additional information related to the Bank’s regulatory capital ratios, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

In addition to the requirements described in the previous paragraph, regulatory capital regulations also introduced an element known as the “capital conservation buffer.” In order to avoid limitations on capital distributions and certain discretionary bonus payments to executive officers, a banking organization such as the Bank must hold a capital conservation buffer composed of CET1 capital above the minimum risk-based capital requirements specified in the previous paragraph. This additional requirement is 2.5% of risk-weighted assets, although it phases-in at a rate of 0.625% per year from 2016 to 2019. Therefore, management’s objective is to maintain all of the Bank’s regulatory capital ratios in amounts that exceed the minimums described in the preceding paragraph, plus the capital conservation buffer. As such, management does not believe the capital conservation buffer will have any impact on the Bank’s capital contributions or discretionary bonus payments to executive officers.

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

Loan Concentration Guidelines As part of their ongoing supervisory monitoring processes, federal regulatory agencies have established certain criteria to identify financial institutions such as the Bank that are potentially exposed to significant multi-family, non-owner occupied commercial real estate, and construction loan concentration risks. An institution that has experienced rapid growth in these types of loans or has notable exposure to such loans may be identified for further supervisory analysis to assess the nature and risk posed by such concentrations. Specifically, the federal regulatory agencies use the following criteria to identify concentrations in these types of loans:

•	Total reported loans for construction, land development, and other land loans represent 100% or more of the institution's total risk-based capital; or

•	Total multi-family, non-owner occupied commercial real estate, construction, land development, and other land loans, represent 300 percent or more of the institution's total risk-based capital, and the total outstanding balance of such loans has increased by 50% or more during the past three years.

As of December 31, 2016, the Bank’s holdings of and growth in multi-family, non-owner occupied commercial real estate, construction, land development, and other land loans exceeded the guidelines noted in the second bullet, above. As such, regulators have subjected the Bank’s lending operations and risk management controls to increased scrutiny. In response, management has taken steps to implement certain enhancements in its lending operations and controls that it believes will be satisfactory to its regulator. However, there can be no assurances that these enhancements will be considered adequate by the Bank’s regulator, that additional enhancements will not be required by its regulator, and/or that the Bank’s ability to originate or retain these types of loans will not be restricted by its regulator in the future. Such action could have an adverse impact on the Bank’s ability to grow its loan portfolio and its future results of operations.

Qualified Thrift Lender Test Federal savings associations must meet a qualified thrift lender (“QTL”) test or they become subject to operating restrictions. The Bank met the QTL test as of December 31, 2016, and anticipates that it will maintain an appropriate level of mortgage-related investments (which must be at least 65% of portfolio assets as defined in the regulations) and will otherwise continue to meet the QTL test requirements.

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

As a member of the FHLB of Chicago, the Bank must meet certain eligibility requirements and must purchase and maintain common stock in the FHLB of Chicago in an amount equal to the greater of (i) $10,000, (ii) 0.40% of its mortgage-related assets at the most recent calendar year end, or (iii) 4.5% of its outstanding advances from the FHLB of Chicago. The FHLB of Chicago may require less than 4.5% for amounts borrowed under certain advance programs offered to member institutions. At December 31, 2016, the Bank owned $20.3 million in FHLB of Chicago common stock, which was in compliance with the minimum common stock ownership guidelines established by the FHLB of Chicago.

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

The FDIC establishes deposit insurance premiums for individual banks or savings associations based upon the risks a particular institution poses to its deposit insurance fund. Under its assessment system for relatively smaller institutions such as the Bank, the FDIC assigns an institution to one of four categories based on the composite assessment of the institution by its primary regulator, which along with certain financial ratios, determines its initial base assessment rate. The initial base assessment rate may be adjusted higher or lower depending on the amount of unsecured debt held by an institution, which results in a total assessment rate for an institution. Depending on these factors an institution’s total assessment rate could range from 1.5 to 30 basis points. The assessment base used by the FDIC in determining deposit insurance premiums consists of an insured institution’s average consolidated total assets minus average tangible equity and certain other adjustments.

In 2016 the FDIC issued a new rule that could result in the creation of insurance premium credits for insured institutions with less than $10 billion in assets, such as the Bank. Each insured institution’s credits would be determined by the FDIC at a future date in accordance with performance measures established for the insurance fund, as specified in the new rule. The credits could be used by insured institutions to offset future premium costs until the credits are exhausted. At this time, management is unable to determine the amount or timing of credits that might be awarded, if any.

Consumer Financial Protection Bureau The Consumer Financial Protection Bureau (“CFPB”) has broad rule-making and enforcement authority related to a wide range of consumer protection laws. This authority extends to all banks and savings institutions, such as the Bank. Accordingly, the activities of the CFPB could have a significant impact on the financial condition and/or operations of the Company. Management does not believe the activities of the CFPB have had a significant impact on the Bank to date. Although CFPB regulations apply to the Bank, institutions with $10 billion or less in assets (such as the Bank) are examined for compliance with CFPB directives by their applicable bank regulators rather than the CFPB itself.

Transactions With Affiliates Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W govern transactions between an insured federal savings association, such as the Bank, and any of its affiliates, such as the Company. An affiliate is any company or entity that controls, is controlled by or is under common control with it. Sections 23A and 23B limit the extent to which an institution or a subsidiary may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings association’s capital stock and surplus, and limit all such transactions with all affiliates to 20% of such stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, derivatives transactions, securities borrowing, and lending transactions to the extent that they result in credit exposure to an affiliate. Further, most loans by a savings association to any of its affiliates must be secured by specified collateral amounts. All such transactions must be on terms that are consistent with safe and sound banking practices and must be on terms that are at least as favorable to the savings association as those that would be provided to a non-affiliate. At December 31, 2016, the Company and Bank did not have any covered transactions.

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

These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators. These guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of specified supervisory limits, which generally vary and provide for lower loan-to-value limits for types of collateral that are perceived as having more risk, are subject to fluctuations in valuation, or are difficult to dispose. Although there is no supervisory loan-to-value limit for owner-occupied one- to four-family and home equity loans, the guidelines provide that an institution should require credit enhancement in the form of mortgage insurance or readily marketable collateral for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination. The guidelines also clarify expectations for prudent appraisal and evaluation policies, procedures, and practices.

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

Loans to Insiders A savings association’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, “an insider”) and certain entities affiliated with any such person (an insider’s “related interest”) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and related interests may not exceed the loans-to-one-borrower limit applicable to national banks. All loans by a savings association to all insiders and related interests in the aggregate may not exceed the savings association’s unimpaired capital and surplus. With certain exceptions, the Bank’s loans to an executive officer (other than certain education loans and residential mortgage loans) may not exceed $100,000. Regulation O also requires that any proposed loan to an insider or a related interest be approved in advance by a majority of the Bank’s board of directors, without the vote of any interested director, if such loan, when aggregated with any existing loans to that insider and related interests, would exceed $500,000. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those for comparable transactions with other persons and must not present more than a normal risk of collectability. There is an exception for extensions of credit pursuant to a benefit or compensation plan of a savings association that is widely available to employees that does not give preference to officers, directors, and other insiders. As of December 31, 2016, total loans to insiders were $768,000 (including $659,000 which relates to residential mortgages that have been sold in the secondary market).

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

Regulatory Capital Requirements The Company is subject to various regulatory capital standards administered by the federal banking agencies and as defined in the applicable regulations. These capital requirements are substantially the same as those required for the Bank (refer to “Regulation and Supervision of the Bank—Regulatory Capital Requirements,” above). However, the requirements are separately applied to the Company on a consolidated basis. As of December 31, 2016, the Company’s regulatory capital ratios exceeded both the minimum requirements to be classified as “adequately capitalized,” as well as higher requirements necessary to be classified as “well capitalized” for regulatory capital purposes. For additional information related to the Company’s regulatory capital ratios, refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

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

Federal and State Taxation

Federal Taxation The Company and its subsidiaries file a calendar year consolidated federal income tax return, reporting income and expenses using the accrual method of accounting. The federal income tax returns for the Company and its subsidiaries have been examined or closed without examination by the Internal Revenue Service (“IRS”) for tax years prior to 2013.

State Taxation The Company and its subsidiaries are subject to combined reporting in the state of Wisconsin. The state income tax returns for the Company and its subsidiaries have been examined and closed by the Wisconsin Department of Revenue for tax years prior to 2012.

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

Regulators Could Restrict or Limit Future Growth in the Bank’s Loans

In recent periods banking regulatory agencies have publicly expressed increased concern about financial institutions whose holdings of non-owner occupied commercial real estate and construction loans and growth in such loans exceed guidelines issued in certain regulatory pronouncements. Specifically, financial institutions whose holdings of such loans exceed 300% of total risk-based capital and whose growth in such loans exceeds 50% over the past three years can expect increased scrutiny from their primary regulator. As of December 31, 2016, the Bank’s holdings of, and three-year growth in, these types of loans exceeded these guidelines. As such, the Bank’s regulator has subjected its lending operations and risk management controls to increased scrutiny in recent months. In response, management has taken steps to implement certain enhancements in its lending operations and controls that it believes will be satisfactory to its regulator. However, there can be no assurances that these enhancements will be considered adequate by the Bank’s regulator, that additional enhancements will not be required by its regulator, and/or that the Bank’s ability to originate or retain these types of loans will not be restricted by its regulator in the future. Such action could have an adverse impact on the Bank’s ability to grow its loan portfolio and its future results of operations.

Regulators Continue to be Strict, which may Affect the Company's Business and Results of Operations

In addition to the effect of new laws and regulations, the regulatory climate in the U.S., particularly for financial institutions, continues to be strict, especially with regards to matters related to consumer compliance and customer information security. As a consequence, regulatory activities affecting financial institutions relating to a wide variety of matters continues to be elevated. Such regulatory activity, if directed at the Company or the Bank, could have an adverse effect on the Company's or the Bank's costs of compliance and results of operations.

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

Global Credit Market Volatility and Weak Economic Conditions May Significantly Affect the Company’s Liquidity, Financial Condition, and Results of Operations

Global financial markets continue to be volatile from time to time, and economic performance has been inconsistent in various countries. Developments relating to the federal budget, federal borrowing authority, and/or other political issues could also negatively impact these markets, as could global developments such as a foreign sovereign debt crisis, challenges in the European Union, or in the war on terrorism. Volatility and/or instability in global financial markets could also affect the Company’s ability to sell investment securities and other financial assets, which in turn could adversely affect the Company’s liquidity and financial position. These factors could also affect the prices at which the Company could make any such sales, which could adversely affect its results of operations and financial condition. Conditions could also negatively affect the Company’s ability to secure funds or raise capital for acquisitions and other projects, which in turn, could cause the Company to use deposits or other funding sources for such projects.

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

Recent and Future Legislation and Rulemaking May Significantly Affect the Company’s Results of Operations and Financial Condition

Instability, volatility, and failures in the credit and financial institutions markets in recent years have led regulators and legislators from time-to-time to consider and/or adopt proposals that will significantly affect financial institutions and their holding companies, including the Company. Although designed to address safety, soundness, and compliance issues in the banking system, these actions, if any, could have a material adverse impact on financial markets, and/or the Company’s business, financial condition, results of operations, and access to credit.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, the Company and its subsidiaries conducted their business through an executive office and 65 banking offices. As of December 31, 2016, the Company owned the building and land for 57 of its property locations and leased the space for eight.

The Company also owns 15 acres of developed land in a suburb of Milwaukee, Wisconsin, through its MC Development subsidiary, as well as approximately 300 acres of undeveloped land in another community located near Milwaukee through MC Development’s 50% ownership in Arrowood Development LLC. The Company’s interest in the net book value of these parcels of land was $2.2 million at December 31, 2016.

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

As of February 28, 2017, there were 45,887,719 shares of common stock outstanding and approximately 8,100 shareholders of record.

The Company paid a total cash dividend of $0.215 per share in 2016. A cash dividend of $0.055 per share was paid on February 27, 2017, to shareholders of record on February 17, 2017. For additional discussion relating to the Company’s dividends, refer to “Financial Condition—Shareholders’ Equity” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of dividends in the future is discretionary with the Company’s board of directors and will depend on the Company’s operating results, financial condition, and other considerations. Refer also to “Item 1. Business—Regulation and Supervision” for information relating to regulatory limitations on the Company’s payment of dividends to shareholders, as well as the payment of dividends by the Bank to the Company, which in turn could affect the payment of dividends by the Company.

The quarterly high and low trading prices of the Company’s common stock from January 1, 2015, through December 31, 2016, and the dividends paid in each quarter, were as follows:

	2016 Stock Prices		2015 Stock Prices		Cash Dividends Paid
	High	Low	High	Low	2016	2015
1st Quarter	$7.88	$7.21	$7.39	$6.37	$0.050	$0.040
2nd Quarter	8.30	7.24	7.75	7.02	0.055	0.050
3rd Quarter	7.99	7.51	7.78	6.78	0.055	0.050
4th Quarter	9.65	7.69	8.05	7.03	0.055	0.050
				Total	$0.215	$0.190

From January 1, 2017, to February 28, 2017, the trading price of the Company's common stock ranged between $9.25 to $10.15 per share, and closed this period at $9.70 per share.

The Company’s board of directors announced a stock repurchase plan on February 1, 2016, that authorized the purchase of up to 1.0 million shares of the Company’s common stock. In 2016 the Company repurchased 30,168 shares of stock under this plan at an average price of $7.35. No shares were repurchased under this plan during the fourth quarter of 2016 and no shares were repurchased from January 1, 2017, to January 31, 2017, on which date the plan expired. On February 6, 2017, the Company’s board of directors announced a new stock repurchase plan that authorized the purchase of up to 500,000 shares of the Company’s common stock. From February 6, 2017, to February 28, 2017, no shares were repurchased under this new plan. For additional information relating to the Company’s stock repurchase plans, refer to “Financial Condition—Shareholders’ Equity,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional discussion relating to the Company’s ability to repurchase of its common stock, refer to “Item 1. Business—Shareholders’ Equity” and “Item 1. Business—Regulation and Supervision.”

Set forth below is a line graph comparing the cumulative total shareholder return on Company common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market U.S. Index (“NASDAQ Composite Index”) and the NASDAQ Stock Market Bank Index. The graph assumes that $100 was invested on December 31, 2011, in Company common stock and each of those indices.

	Period Ending December 31
Index	2011	2012	2013	2014	2015	2016
Bank Mutual Corporation	100.00	136.93	226.90	227.29	265.21	348.14
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank Index	100.00	134.74	184.08	205.85	210.40	266.24

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

	At December 31
	2016	2015	2014	2013	2012
Selected financial condition data:	(Dollars in thousands, except number of shares and per share amounts)
Total assets	$2,648,524	$2,502,167	$2,328,446	$2,347,349	$2,418,264
Loans receivable, net	1,942,907	1,740,018	1,631,303	1,508,996	1,402,246
Loans held-for-sale	5,952	3,350	3,837	1,798	10,739
Mortgage-related securities available-for-sale	371,880	407,874	321,883	446,596	550,185
Mortgage-related securities held-to-maturity	93,234	120,891	132,525	155,505	157,558
Mortgage servicing rights, net	6,569	7,205	7,867	8,737	6,821
Deposit liabilities	1,864,730	1,795,591	1,718,756	1,762,682	1,867,899
Borrowings	439,150	372,375	256,469	244,900	210,786
Shareholders' equity	286,641	279,394	280,717	281,037	271,853
Number of shares outstanding, net of treasury stock	45,691,790	45,443,548	46,568,284	46,438,284	46,326,484
Book value per share	$6.27	$6.15	$6.03	$6.05	$5.87

	For the Year Ended December 31
	2016	2015	2014	2013	2012
Selected operating data:	(Dollars in thousands, except per share amounts)
Total interest income	$83,148	$77,901	$79,265	$79,456	$83,022
Total interest expense	10,801	9,566	9,416	13,112	21,641
Net interest income	72,347	68,335	69,849	66,344	61,381
Provision for (recovery of) loan losses	2,998	(3,665)	233	4,506	4,545
Total non-interest income	26,844	23,239	22,349	26,116	29,259
Total non-interest expense	69,127	72,727	68,461	71,504	76,057
Income before income taxes	27,066	22,512	23,504	16,450	10,038
Income tax expense	10,112	8,335	8,850	5,702	3,336
Net income before non- controlling interest	16,954	14,177	14,654	10,748	6,702
Net loss attributable to non-controlling interest	–	–	11	48	52
Net income	$16,954	$14,177	$14,665	$10,796	$6,754
Earnings per share-basic	$0.37	$0.31	$0.32	$0.23	$0.15
Earnings per share-diluted	$0.37	0.31	0.31	0.23	0.15
Cash dividends paid per share	0.215	0.19	0.15	0.10	0.05

	At or For the Year Ended December 31
	2016	2015	2014	2013	2012
Selected financial ratios:
Net interest margin (1)	3.03%	3.11%	3.32%	3.11%	2.67%
Net interest rate spread	2.94	3.02	3.24	3.02	2.57
Return on average assets	0.66	0.59	0.63	0.46	0.27
Return on average shareholders' equity	5.93	5.07	5.14	3.93	2.50
Efficiency ratio (2)	69.70	79.61	74.34	77.34	84.04
Non-interest expense as a percent of adjusted average assets	2.67	3.00	2.94	3.03	3.03
Shareholders' equity to total assets	10.82	11.17	12.06	11.97	11.24

Selected asset quality ratios:
Non-performing loans to loans receivable, net	0.42%	0.78%	0.74%	0.86%	1.84%
Non-performing assets to total assets	0.42	0.68	0.72	0.84	1.64
Allowance for loan losses to non-performing loans	242.46	129.51	185.68	181.62	83.64
Allowance for loan losses to total loans receivable, net	1.03	1.01	1.37	1.56	1.54
Charge-offs to average loans	0.04	0.06	0.10	0.18	0.78

(1)	Net interest margin is calculated by dividing net interest income by average earnings assets.
(2)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income (excluding gains and losses on investments and real estate).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” as well as “Item 1. Business” and “Item 1A. Risk Factors.”

Results of Operations

Overview The Company’s net income for the years ended December 31, 2016, 2015, and 2014, was $17.0 million, $14.2 million, and $14.7 million, respectively. Diluted earnings per share during these periods were $0.37, $0.31, and $0.31, respectively. The Company’s net income during these periods represented a return on average assets (“ROA”) of 0.66%, 0.59%, and 0.63%, respectively, and a return on average equity (“ROE”) of 5.93%, 5.07%, and 5.14%, respectively.

The Company’s net income in 2016 was impacted by the following favorable developments compared to 2015:

•	a $4.0 million or 5.9% increase in net interest income;

•	a $3.5 million or over 150% increase in loan-related fees;

•	a $3.0 million or 6.7% decrease in compensation-related expenses;

•	a $786,000 or 22.7% increase in mortgage banking revenue;

•	a $606,000 or 4.2% decrease in occupancy, equipment, and data processing costs; and

•	a $579,000 or 72.3% decrease in net losses and expenses on foreclosed real estate.

These favorable developments were partially offset by the following unfavorable developments in 2016 compared to 2015:

•	a $6.7 million adverse change in provision for (recovery of) loan losses;

•	a $482,000 or 25.2% increase in advertising and marketing expense;

•	a $402,000 or 11.2% decrease in brokerage and insurance commissions; and

•	a $1.8 million or 21.3% increase in income tax expense.

The Company’s net income in 2015 was impacted by the following unfavorable developments compared to 2014:

•	a $3.5 million or 8.5% increase in compensation-related expenses;

•	a $1.5 million or 2.2% decrease in net interest income;

•	a $1.5 million or 22.8% increase in occupancy, equipment, and data processing costs; and

•	a $920,000 or 33.0% decrease in income from bank-owned life insurance.

These unfavorable developments were partially offset by the following favorable developments in 2015 compared to 2014:

•	a $3.9 million favorable change in provision for (recovery of) loan losses;

•	a $1.0 million or 39.0% increase in brokerage and insurance commissions;

•	a $713,000 or 7.1% decrease in other non-interest expense;

•	a $676,000 or 41.6% increase in loan-related fees; and

•	a $518,000 non-recurring charge in 2014 related to state income taxes, net of federal benefit.

The following paragraphs discuss these developments in greater detail, as well as other changes in the components of net income during the years ended December 31, 2016, 2015, and 2014.

Net Interest Income The Company’s net interest income increased by $4.0 million or 5.9% during the twelve months ended December 31, 2016, compared to the same period in 2015. This increase was due in part to an increase in the Company’s average earning assets in 2016 compared to 2015, as well as an increase in funding from non-interest bearing checking accounts between the periods. Also contributing to the increase was an increase in call premiums received on mortgage-related securities that were called during the periods. These favorable developments were partially offset by a decrease in the Company’s net interest margin in the 2016 periods compared to the same periods in 2015.

The Company’s average earning assets increased by $185.0 million or 8.4% in 2016 compared to 2015. This increase was primarily attributable to a $205.1 million or 12.5% increase in average loans receivable was only partially offset by a $22.1 million or 4.2% decrease in average mortgage-related securities between these years.

Also contributing favorably to the Company’s net interest income in 2016, as well as its net interest margin, was an increase in funding from non-interest-bearing checking accounts. The average balance in these accounts increased by $45.5 million or 21.9% in 2016 compared to 2015.

The Company’s net interest margin was 3.03% in 2016 compared to 3.11% in 2015. In 2016 the average yield on the Company’s earning assets declined by 11 basis points (excluding the impact of call premiums) and its average cost of funds increased by three basis points compared to 2015. The decline in the average yield on earning assets was largely due to the continued repricing of the Company’s loan portfolio to lower yields in the current interest rate environment, as well as its continued emphasis on the origination of variable-rate loans, which generally have lower initial yields than fixed-rate loans. However, management believes that the negative impact these developments have had on the Company’s loan portfolio yield may have run their course and that the loan portfolio yield may stabilize or even improve slightly in the near term. However, future results will depend in large part on developments affecting interest rates throughout the U.S. economy, so there can be no assurances. Also contributing to the decline in yield on earning assets in the 2016 was the purchase of mortgage-related securities at yields that were less than the prevailing rates in the investment portfolio.

The increase in the Company’s average cost of funds in 2016 was primarily due to a six basis point increase in its average cost of deposits compared to 2015. The impact of this increase was offset slightly by a decline in the average cost of borrowings from the FHLB of Chicago. This decline was caused by an increase in overnight borrowings, which were drawn to fund growth in earning assets in 2016. Overnight borrowings generally have a lower interest cost than the rates the Company offers on its certificates of deposit.

The Company’s net interest income declined by $1.5 million or 2.2% during the twelve months ended December 31, 2015, compared to the same period in 2014. This decline was primarily attributable to a decrease in the Company’s net interest margin that was only partially offset by an increase in earning assets and an increase in funding from non-interest-bearing checking accounts. The Company’s net interest margin was 3.11% in 2015 compared to 3.32% in 2014. In 2015 the average yield on the Company’s earning assets declined by 23 basis points compared to 2014, but the average cost of funds declined by only one basis point. The decline in the average yield on earning assets was largely due to the continued repricing of the Company’s loan portfolio to lower rates, as well as an emphasis on the origination of variable-rate loans, which generally have lower initial yields than fixed-rate loans. Also contributing to the decline in yield on earning assets in 2015 was the purchase of mortgage-related securities at yields that were generally less than the prevailing yields in the securities portfolio.

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

The Company’s average earning assets increased by $97.7 million or 4.6% in 2015 compared to 2014. This increase was primarily attributable to a $99.7 million or 6.5% increase in average loans receivable in 2015. This development was partially offset by a small decrease in average mortgage-related securities in 2015 compared to 2014. Although the full-year average of mortgage-related securities declined between these years, the average balance of such securities actually increased during the last half of 2015 due to an increase in purchases of such securities.

Also contributing favorably to the Company’s net interest income in 2015, as well as its net interest margin in that year, was an increase in funding from non-interest-bearing checking accounts. The average balance in these accounts increased by $22.9 million or 12.4% in 2015 compared to 2014.

Finally, included in net interest income in 2016, 2015, and 2014, were call premiums of $1.3 million, $219,000, and $512,000, respectively, that the Company received on mortgage-related securities called by their issuer in those periods. These call premiums increased the Company’s reported net interest margin by five, one, and two basis points in these periods, respectively.

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

	Year Ended December 31
	2016				2015				2014
			Interest	Avg.			Interest	Avg.			Interest	Avg.
	Average		Earned/	Yield/	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Cost	Balance		Paid	Cost	Balance		Paid	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,846,665		$70,782	3.83%	$1,641,567		$65,954	4.02%	$1,541,879		$66,261	4.30%
Mortgage-related securities	503,139		11,867	2.36	525,222		11,684	2.22	533,902		12,850	2.41
Investment securities (2)	18,646		467	2.50	16,362		244	1.49	13,633		139	1.02
Interest-earning deposits	17,029		32	0.19	17,333		19	0.11	13,339		15	0.11
Total interest-earning assets	2,385,479		83,148	3.49	2,200,484		77,901	3.54	2,102,753		79,265	3.77
Non-interest-earning assets	199,775				221,267				225,444
Total average assets	$2,585,254				$2,421,751				$2,328,197

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand accounts	$256,865		45	0.02	$246,711		30	0.01	$228,578		30	0.01
Money market accounts	533,954		839	0.16	511,793		702	0.14	503,090		735	0.15
Savings deposits	227,573		30	0.01	220,038		46	0.02	222,930		55	0.02
Certificates of deposit	541,605		4,847	0.89	536,457		3,993	0.74	564,505		3,834	0.68
Total deposit liabilities	1,559,997		5,761	0.37	1,514,999		4,771	0.31	1,519,103		4,684	0.31
Borrowings	389,891		5,039	1.29	313,655		4,794	1.53	252,128		4,731	1.88
Advance payment by borrowers for taxes and insurance	19,514		1	0.01	20,107		1	0.00	20,949		1	0.00
Total interest-bearing liabilities	1,969,402		10,801	0.55	1,848,761		9,566	0.52	1,792,180		9,416	0.53
Non-interest-bearing liabilities:
Non-interest-bearing deposits	252,861				207,372				184,479
Other non-interest-bearing liabilities	77,240				85,928				66,067
Total non-interest-bearing liabilities	330,101				293,300				250,546
Total liabilities	2,299,503				2,142,061				2,042,726
Total equity	285,751				279,690				285,471
Total average liabilities and equity	$2,585,254				$2,421,751				$2,328,197
Net interest income and net interest rate spread			$72,347	2.94%			$68,335	3.02%			$69,849	3.24%
Net interest margin				3.03%				3.11%				3.32%
Average interest-earning assets to interest-bearing liabilities	1.21	x			1.19	x			1.17	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in the average loans outstanding.
(2)	Investment securities consist of FHLB of Chicago common stock, which is owned as a condition of membership in that organization.

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

	Year Ended December 31, 2016, Compared to Year Ended December 31, 2015
	Increase (Decrease)
	Volume	Rate	Net
Interest-earning assets:	(Dollars in thousands)
Loans receivable	$8,054	$(3,226)	$4,828
Mortgage-related securities	(533)	716	183
Investment securities	38	185	223
Interest-earning deposits	–	13	13
Total interest-earning assets	7,559	(2,312)	5,247
Interest-bearing liabilities:
Interest-bearing demand deposits	1	14	15
Money market deposits	32	105	137
Savings deposits	7	(23)	(16)
Certificates of deposit	38	816	854
Borrowings	1,055	(810)	245
Advance payment by borrowers for taxes and insurance	–	–	–
Total interest-bearing liabilities	1,133	102	1,235
Net change in net interest income	$6,426	$(2,414)	$4,012

	Year Ended December 31, 2015, Compared to Year Ended December 31, 2014
	Increase (Decrease)
	Volume	Rate	Net
Interest-earning assets:	(Dollars in thousands)
Loans receivable	$4,150	$(4,457)	$(307)
Mortgage-related securities	(165)	(1,001)	(1,166)
Investment securities	32	73	105
Interest-earning deposits	4	–	4
Total interest-earning assets	4,021	(5,385)	(1,364)
Interest-bearing liabilities:
Interest-bearing demand deposits	2	(2)	–
Money market deposits	13	(46)	(33)
Savings deposits	(7)	(2)	(9)
Certificates of deposit	(197)	326	129
Borrowings	1,035	(972)	63
Advance payment by borrowers for taxes and insurance	–	–	–
Total interest-bearing liabilities	846	(696)	150
Net change in net interest income	$3,175	$(4,689)	$(1,514)

Provision for Loan Losses The Company’s provision for (recovery of) loan losses was $3.0 million, $(3.7) million, and $233,000 during the years ended December 31, 2016, 2015, and 2014, respectively. Management believes that general economic, employment, and real estate conditions continue to be relatively stable in the Company’s local markets. In addition, the Company’s level of non-performing loans, as well as its actual loan charge-offs, have continued to trend lower in recent periods, as noted in “Financial Condition—Asset Quality,” below. However, the Company has experienced a modest increase in classified loans in recent periods, as also noted below. Management believes that this development could be an early indication of emerging difficulties in the lending environment for Company. This consideration, along with growth in the Company’s loan portfolio, contributed to management’s conclusion in 2016 that an increase in the allowance for loan losses was appropriate. As such, the Company’s allowance for loan losses increased from $17.6 million at December 31, 2015, to $19.9 million at December 31, 2016. Management anticipates that the Company’s provision for loan losses will continue to consist of provisions rather than recoveries for the foreseeable future, particularly if the Company’s loan portfolio continues to grow.

The Company’s provision for (recovery of) loan losses in 2015 and 2014 benefited from a continued decline in Company’s actual loan charge-off experience in those periods, which had a favorable impact on the methodology the Company used to compute general valuation allowances for most of its loan types. Also contributing was a general decline in non-performing and classified loans during those years. Refer to “Financial Condition—Asset Quality,” below, for additional discussion.

Trends in the credit quality of the Company’s loan portfolio are subject to many factors that are outside of the Company’s control, such as economic and market conditions that can fluctuate considerably from period to period. As such, there can be no assurances that there will not be significant fluctuations in the Company’s non-performing loans, classified loans, and/or loan charge-off activity from period to period, which may result in significant variability in Company’s provision for loan losses.

Non-Interest Income Total non-interest income for the years ended December 31, 2016, 2015, and 2014, was $26.8 million, $23.2 million, and $22.3 million, respectively. The following paragraphs discuss the principal components of non-interest income and primary reasons for its change from 2015 to 2016, as well as 2014 to 2015.

Deposit-related fees and charges were $11.5 million, $11.6 million, and $12.0 million in 2016, 2015, and 2014, respectively. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the fluctuations in deposit-related fees and charges to changes in retail customer spending behavior in recent years which has generally resulted in lower revenue from overdraft charges and from check printing commissions. Benefiting this revenue line item in recent periods, however, has been increased revenue from treasury management and merchant card processing services that the Company offers to commercial depositors.

Loan-related fees were $5.8 million, $2.3 million, and $1.6 million in 2016, 2015, and 2014, respectively. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The largest source of fees in this revenue category is interest rate swap fees related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. The increases in loan-related fees in the 2016 and 2015 were the result of increased loan production in those periods, as well as a generally lower interest rate environment that increased borrower preference for the types of loan transactions that generate interest rate swap fees. Management believes this source of revenue will vary considerably from period to period depending on the rate environment and on borrower preference for the types of transactions that generate interest rate swaps. Furthermore, a likely future decline in the origination of multi-family and construction loans, which are the types of loans that generate most of the Company’s interest rate swap fees, could have a negative impact on such fee income in the future (refer to “Financial Condition—Loans Receivable,” below, for additional discussion).

Brokerage and insurance commissions were $3.2 million, $3.6 million, and $2.6 million, for the years ended December 31, 2016, 2015, and 2014, respectively. This revenue item generally consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, as well as personal and business insurance products. However, results in 2015 included certain non-recurring incentive payments. Excluding these payments, this revenue item would have been $2.7 million in 2015. Management attributes the increase in this revenue item in recent years (excluding consideration of the non-recurring incentive payments) to new products, services, systems, and investment advisors that the Company has added in recent years.

Mortgage banking revenue, net, was $4.2 million, $3.5 million, and $3.0 million in 2016, 2015, and 2014, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Gross loan servicing fees	$2,540	$2,661	$2,796
MSR amortization	(2,158)	(1,907)	(1,772)
MSR valuation recovery	–	–	1
Loan servicing revenue, net	382	754	1,025
Gain on sales of loan activities, net	3,866	2,708	1,965
Mortgage banking revenue, net	$4,248	$3,462	$2,990

Gross loan servicing fees were $2.5 million, $2.7 million, and $2.8 million in 2016, 2015, and 2014, respectively. Gross loan servicing fees are highly correlated with loans serviced for third-party investors. As of December 31, 2016, 2015, and 2014, loans serviced for third-party investors were $997.0 million, $1.04 billion, and $1.09 billion, respectively. In recent years the Company’s origination of fixed-rate, one- to four-family mortgage loans that it sells and services for third-party investors has not kept pace with repayments of such loans. Management attributes this to increased competition from non-bank sources, such as on-line mortgage banks.

Amortization of MSRs has increased in recent years. Generally lower market interest rates for one- to four-family residential loans has caused higher levels of actual and expected loan prepayment activity, which has resulted in higher MSR amortization in recent periods. In recent months market interest rates for one- to four-family residential loans have increased. As such, management anticipates that that amortization of MSRs will decline in the near term in response to reduced levels of loan refinance activity. However, this development cannot be assured, particularly if market interest rates for one- to four-family residential loans decline in the future.

The change in the valuation allowance that the Company maintains against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. MSR valuation allowances typically increase in lower interest rate environments and decrease in higher interest rate environments. In lower rate environments, loan refinance activity and expectations for future loan prepayments generally increase, which typically reduces the fair value of MSRs and results in an increase in the MSR valuation allowance. Although market interest rates for one- to four-family mortgage loans were generally lower in 2016 and 2015, they were not low enough to generate an MSR valuation allowance during those periods. However, there can be no assurances that an increase in the MSR valuation allowance will not be required in the future, particularly if market interest rates for one- to four-family residential loans decline in the future.

Net gains on loan sales activities were $3.9 million, $2.7 million, and $2.0 million, during the years ended December 31, 2016, 2015, and 2014, respectively. The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. During 2016, 2015, and 2014, sales of one- to four-family residential loans were $151.2 million, $111.5 million, and $77.8 million, respectively. Generally lower market interest rates for one- to four-family residential loans since 2014 have resulted in increased sales of loans in 2015 and 2016. Although interest rates for one- to four-family residential loans have increased in recent months, management believes that origination and sales of such loans may not be adversely impacted due to continued strength in housing markets in Wisconsin, increases in the number and quality of the Company’s loan production personnel, and continued improvements in the Company’s loan origination systems and procedures. However, the origination and sale of residential loans are subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not fluctuate considerably from period to period.

Income from BOLI was $1.8 million, $1.9 million, and $2.8 million during the years ended December 31, 2016, 2015, and 2014, respectively. Results in 2016 and 2015 included no payouts related to excess death benefits under the terms of the insurance contracts. In contrast, results in 2014 included payouts of $948,000 related to excess death benefits. Income from BOLI is also not subject to income taxes.

In 2016 and 2015 the Company recorded $12,000 and $218,000 in gains on the disposition of real estate properties that it held for investment purposes. No such gains were recorded in 2014. The Company continues to actively market certain properties that it holds for investment purposes. There can be no assurances that the Company will be able to sell such properties or that gains or losses on sales, if any, will not fluctuate considerably from period to period.

In 2014 the Company recorded a $102,000 gain on the sale of mortgage-related securities that management believed no longer met the yield objectives of that portfolio. The Company did not sell any securities in 2016 or 2015.

Non-Interest Expense Total non-interest expense for the years ended December 31, 2016, 2015, and 2014, was $69.1 million, $72.7 million, and $68.5 million, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for its change from 2015 to 2016, as well as 2014 to 2015.

Compensation and related expenses were $41.8 million, $44.8 million, and $41.3 million, during the years ended December 31, 2016, 2015, and 2014, respectively. The decrease in 2016 was mostly due to lower costs associated with the Company’s defined benefit pension plan, which was due in part to an increase in the discount rate used to determine the present value of the pension obligation, but also to a freeze of the plan’s benefits at the end of 2015. This latter change also resulted in a lengthening of the amortization period for unrealized losses in the pension plan, which further contributed to lower pension costs in 2016. Also contributing to the decrease in compensation-related expenses in 2016 compared to 2015 was a decline in the number of employees at the Company. This decline was primarily due to the consolidation of seven retail banking offices in the second quarter of 2015 and an additional four in the first quarter of 2016. These developments were partially offset by normal annual merit increases granted to most employees at the beginning of 2016, as well as higher stock-based compensation and employee commission expense compared to 2015.

The increase in compensation-related expenses in 2015 compared to 2014 was partly the result of increased cost related to the Company’s defined benefit pension plan, which was caused in large part by a decrease in the discount rate used to determine the present value of the pension obligation, as well as changes in certain other actuarial assumptions. Also contributing was a change in 2014 in the manner in which employees earned benefits for compensated absences. The one-time impact of this change reduced the Company’s expense for compensated absences in 2014. Compensation-related expenses in the 2015 were also higher because of normal annual merit increases granted to most employees, as well as higher stock-based compensation expense. Finally, compensation-related expenses in 2015 included employee severance-related costs associated with the Company’s 2015 announcements that it intended to consolidate a total of eleven retail branch offices, as noted in the previous paragraph.

As of December 31, 2016, the Company had 548 full-time employees and 74 part-time employees. This compared to 563 full-time and 100 part-time at December 31, 2015, and 616 full-time and 99 part-time at December 31, 2014. The number of employees has declined in recent years as the Company has consolidated retail branch offices and has improved efficiencies in other areas of its operations.

Occupancy, equipment, and data processing costs during the years ended December 31, 2016, 2015, and 2014, were $13.7 million, $14.3 million, and $12.8 million, respectively. The 2015 amount included $715,000 in one-time costs associated with the Company’s announcements in that year that it was consolidating a total of eleven retail branch offices, as previously described. These consolidations resulted in a decline in on-going occupancy-related costs of $364,000 during the year ended December 31, 2016, compared to 2015. However, the impact of these cost declines were partially offset in 2016 by increased data processing, software, and equipment costs associated with other initiatives undertaken by Company in recent periods. The cost of similar initiatives also contributed to the increase in occupancy, equipment, and data processing costs in 2015 compared to 2014.

Advertising and marketing expenses were $2.4 million, $1.9 million, and $1.8 million in 2016, 2015, and 2014, respectively. The Company increased its spending on advertising and marketing in 2016 in an effort to increase sales and expand the Company’s overall brand awareness, especially as such relates to the retail deposit business. Management anticipates that spending on advertising and marketing-related expenses in 2017 may be slightly lower than what it was in 2016. However, this outcome depends on future management decisions and there can be no assurances.

Federal insurance premiums were $1.4 million, $1.5 million, and $1.5 million in 2016, 2015, and 2014, respectively. In 2016 the FDIC issued a final rule that changed how insured financial institutions less than $10 billion in assets, such as the Company, are assessed for deposit insurance. The new rule, which was effective for the last half of 2016, resulted in a lower deposit insurance assessment rate for the Company. For additional information, refer to “Regulation and Supervision of the Bank—Deposit Insurance” in “Item 1. Business—Regulation and Supervision,” above.

Net losses and expenses on foreclosed properties were $222,000, $801,000, and $1.0 million in 2016, 2015, and 2014, respectively. The Company has experienced lower losses and expenses on foreclosed real estate in recent years due to reduced levels of foreclosed properties and improved market conditions.

Other non-interest expense was $9.6 million, $9.4 million, and $10.1 million during the years ended December 31, 2016, 2015, and 2014, respectively. In these years the Company prepaid $31.9 million, $10.0 million, and $20.0 million in fixed-rate, term FHLB of Chicago advances, respectively. Most of these advances had been drawn in prior years to fund the purchase of mortgage-related securities that were called by the issuer in those years, as previously described. However, in 2016 the Company also prepaid certain other fixed-rate, term advances in an effort to manage its overall exposure to interest rate risk. Management elected to prepay these advances concurrent with the calls of the securities. As a result, the Company recorded prepayment penalties of $758,000, $102,000, and $242,000 in 2016, 2015, and 2014, respectively. In 2016 the Company also incurred lower processing costs related to its ATM network, lower deposit account fraud losses, and lower amortization expense related to certain intangible assets. Other non-interest expense in 2015 also included a one-time cost to terminate a contract with a third-party vendor, as well as lower on legal, consulting, and other professional services relative to 2014.

Income Tax Expense Income tax expense was $10.1 million, $8.3 million, and $8.9 million in 2016, 2015, and 2014, respectively. The year ended December 31, 2014, included a non-recurring charge of $518,000 (net of federal income tax benefit) related to a payment by the Company to the Wisconsin Department of Revenue to settle a tax matter. Excluding the impact of this non-recurring charge, the Company’s effective tax rate (“ETR”) in 2016, 2015, and 2014, was 37.4%, 37.0%, and 35.4%, respectively. The Company’s ETR will vary from period to period depending primarily on the impact of non-taxable revenue, such as earnings from BOLI and tax-exempt interest income. The ETR will also vary because of certain tax deductions related to stock-based compensation.

Financial Condition

Overview The Company’s total assets increased by $146.5 million or 5.8% during the twelve months ended December 31, 2016, due principally to an increase in total loans receivable. This increase was primarily funded by increases in deposit liabilities and other borrowings. Also providing funds for the increase in loans receivable was a decrease in mortgage-related securities during the year. The Company’s total shareholders’ equity was $286.6 million at December 31, 2016, compared to $279.4 million at December 31, 2016. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the twelve months ended December 31, 2016.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale decreased by $36.0 million or 8.8% during the year ended December 31, 2016. This decrease was the result of periodic repayments that exceeded the Company’s purchase of new securities during the period.

The following table presents the carrying value of the Company’s mortgage-related securities available-for-sale at the dates indicated:

	December 31
	2016	2015	2014
	(Dollars in thousands)
Freddie Mac	$187,838	$216,278	$169,168
Fannie Mae	162,610	169,771	123,209
Ginnie Mae	5,202	24	29
Private-label CMOs	16,230	21,801	29,477
Total	$371,880	$407,874	$321,883

The following table presents the activity in the Company’s portfolio of mortgage-related securities available-for-sale for the periods indicated:

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Carrying value at beginning of period	$407,874	$321,883	$446,596
Purchases	85,040	203,729	–
Sales	–	–	(17,692)
Principal repayments	(117,460)	(111,640)	(104,430)
Premium amortization, net	(1,974)	(1,725)	(1,213)
Other-than-temporary impairment reductions	132	148	–
Change in net unrealized gain or loss	(1,732)	(4,521)	(1,378)
Carrying value at end of period	$371,880	$407,874	$321,883

The table below presents information regarding the carrying values, weighted-average yields, and contractual maturities of the Company’s mortgage-related securities available-for-sale at December 31, 2016:

	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities by issuer and type:	(Dollars in thousands)
Freddie Mac, Fannie Mae, and Ginnie Mae MBSs	$3	6.58%	$6,761	2.75%	$74,567	2.06%	$32,918	2.20%	$114,249	2.14%
Freddie Mac and Fannie Mae CMOs	–	–	5,366	2.12	86,177	2.56	149,858	2.00	241,401	2.20
Private-label CMOs	–	–	2,606	5.09	–	–	13,624	3.32	16,230	3.61
Total	$3	6.58%	$14,733	2.94%	$160,744	2.33%	$196,400	2.13%	$371,880	2.24%
Securities by coupon:
Adjustable-rate coupon	–	–	–	–	$268	1.76%	$12,969	3.20%	$13,237	3.17%
Fixed-rate coupon	$3	6.58%	$14,733	2.94%	160,476	2.33	183,431	2.05	358,643	2.21
Total	$3	6.58%	$14,733	2.94%	$160,744	2.33%	$196,400	2.13%	$371,880	2.24%

Changes in the fair value of mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss, net of related income tax effect, which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized loss of $526,000 at December 31, 2016, compared to a net unrealized gain of $1.2 million at December 31, 2015. The net unrealized loss at the end of 2016 was the result of an increase in market interest rates at the end of that year.

The Company maintains an investment in private-label CMOs that were purchased from 2004 to 2006 and are secured by prime residential mortgage loans. The securities were all rated “triple-A” by various credit rating agencies at the time of their purchase. However, all of the securities in the portfolio have been downgraded since their purchase. Securities rated less than investment grade are adversely classified as substandard in accordance with regulatory guidelines (refer to “Item 1. Business—Asset Quality”). As of December 31, 2016 and 2015, the carrying value of the Company’s investment in private-label CMOs was $16.2 million and $21.8 million, respectively. The net unrealized gain (loss) on the securities as of such dates was $(3,000) and $201,000, respectively. As of December 31, 2016, $11.6 million of the Company’s private-label CMOs were rated less than investment grade by at least one credit rating agency. These securities had a net unrealized gain of $37,000 as of that date. As of December 31, 2015, $15.7 million of the Company’s private-label CMOs were rated less than investment grade and had a net unrealized gain of $237,000.

As of December 31, 2016 and 2015, management determined that none of the Company’s private-label CMOs had incurred OTTI as of those dates. The Company does not intend to sell these securities and it is unlikely it would be required to sell them before recovery of their amortized cost. However, collection is subject to numerous factors outside of the Company’s control and a future determination of OTTI could result in significant losses being recorded through earnings in future periods. For additional discussion refer to “Critical Accounting Policies—Other-Than-Temporary Impairment,” below, and “Item 1. Business—Investment Activities,” above.

Mortgage-Related Securities Held-to-Maturity The Company’s mortgage-related securities held-to-maturity consist of fixed-rate mortgage-backed securities issued and guaranteed by Fannie Mae and backed by multi-family residential loans. The Company classified these securities as held-to-maturity because it has the ability and intent to hold them until they mature.

The following table presents the activity in the Company’s portfolio of mortgage-related securities held-to-maturity for the periods indicated:

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Carrying value at beginning of period	$120,891	$132,525	$155,505
Principal repayments	(27,066)	(10,985)	(21,977)
Net premium amortization	(591)	(649)	(1,003)
Carrying value at end of period	$93,234	$120,891	$132,525

In 2016, 2015, and 2014, mortgage-related securities held-to-maturity with carrying values of $25.2 million, $8.9 million, and $20.4 million, respectively, were called by the issuers. In connection with these calls the Company recorded premiums in interest income of $1.3 million, $219,000, and $512,000 in these years, respectively.

The table below presents information regarding the carrying values, weighted-average yields, and contractual maturities of the Company’s mortgage-related securities held-to-maturity at December 31, 2016, all of which are fixed rate:

	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities by issuer and type:	(Dollars in thousands)
Fannie Mae DUS	–	–	$49,567	2.10%	$43,667	2.52%	–	–	$93,234	2.30%

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. The following table presents a summary of the activity in the Company’s loans held-for-sale for the periods indicated:

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Balance outstanding at beginning of period	$3,350	$3,837	$1,798
Origination of loans held-for-sale (1)	153,863	111,012	79,714
Principal balance of loans sold	(151,185)	(111,456)	(77,776)
Change in net unrealized gain or loss (2)	(76)	(43)	101
Total loans held-for-sale	$5,952	$3,350	$3,837

(1)	Amounts do not include one- to four-family mortgage loans originated for the Company’s loan portfolio.
(2)	Refer to “Note 1. Basis of Presentation” in the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The origination of one- to four-family mortgage loans intended for sale and the corresponding sales of such loans have increased in recent years because of generally lower market interest rates, which resulted in more borrowers refinancing higher-rate loans into lower rate loans. In addition, the Company has increased the number and quality of its residential loan officers in recent years. For additional discussion, refer to “Results of Operations—Non-Interest Income,” above.

Loans Receivable The Company’s loans receivable increased by $202.9 million or 11.7% during the twelve months ended December 31, 2016. During this period increases in multi-family, commercial real estate, and construction loans (net of the undisbursed portion) and commercial and industrial loans were partially offset by declines in the Company’s other loan categories. Management attributes the increases in part to a low interest rate environment that encouraged loan growth in the Company’s local markets, particularly for loans secured by multi-family and commercial real estate. This rate environment also improved the competitiveness of the Company’s loan offerings linked to its interest rate swap loan program, as noted earlier in this release. Because of this improvement, the Company was able to increase new loan production, as well as retain in its loan portfolio a larger portion of construction loans transitioning to permanent financing than it typically has in prior periods. However, management is not certain that the loan growth experienced in recent periods can be sustained in the future. The loan portfolio is subject to economic, market, competitive, and regulatory factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	December 31
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans:	(Dollars in thousands)
Commercial and industrial	$241,689	11.03%	$235,313	11.78%	$226,537	12.47%	$166,788	10.10%	$132,436	8.82%
Commercial real estate	375,459	17.13	299,550	14.99	263,512	14.50	276,547	16.75	263,775	17.57
Multi-family	506,136	23.09	409,674	20.51	322,413	17.74	265,841	16.10	264,013	17.58
Construction and development:
Commercial real estate	34,125	1.56	28,156	1.41	42,405	2.33	27,815	1.68	11,116	0.74
Multi-family	328,186	14.97	291,380	14.59	211,239	11.62	164,685	9.97	86,904	5.79
Land and land development	12,484	0.57	11,143	0.56	5,069	0.28	6,962	0.42	6,445	0.43
Total construction and development loans	374,795	17.10	330,679	16.56	258,713	14.24	199,462	12.08	104,465	6.96
Total commercial loans	1,498,079	68.35	1,275,216	63.84	1,071,175	58.94	908,638	55.03	764,689	50.93
Retail loans:
One- to four-family first mortgages:
Permanent	457,014	20.85	461,797	23.12	480,102	26.42	449,230	27.21	471,551	31.40
Construction	42,961	1.96	42,357	2.12	23,905	1.32	40,968	2.48	18,502	1.23
Total first mortgages	499,975	22.81	504,154	25.24	504,007	27.73	490,198	29.69	490,053	32.63
Home equity loans:
Fixed term home equity	105,544	4.81	122,985	6.16	139,046	7.65	148,688	9.01	141,898	9.45
Home equity lines of credit	70,043	3.20	75,261	3.77	80,692	4.44	79,470	4.81	81,898	5.45
Total home equity	175,587	8.01	198,246	9.93	219,738	12.09	228,158	13.82	223,796	14.90
Other consumer loans:
Student	6,810	0.31	8,129	0.41	9,692	0.53	11,177	0.68	12,915	0.86
Other	11,373	0.52	11,678	0.58	12,681	0.70	12,942	0.78	10,202	0.68
Total other consumer	18,183	0.83	19,807	0.99	22,373	1.23	24,119	1.46	23,117	1.54
Total retail loans	693,745	31.65	722,207	36.16	746,118	41.06	742,475	44.97	736,966	49.07
Gross loans receivable	2,191,824	100.00%	1,997,423	100.00%	1,817,293	100.00%	1,651,113	100.00%	1,501,655	100.00%
Undisbursed loan proceeds	(227,537)		(238,124)		(162,471)		(117,439)		(76,703)
Allowance for loan losses	(19,940)		(17,641)		(22,289)		(23,565)		(21,577)
Deferred fees and costs, net	(1,440)		(1,640)		(1,230)		(1,113)		(1,129)
Total loans receivable, net	$1,942,907		$1,740,018		$1,631,303		$1,508,996		$1,402,246

The following table presents a summary of the Company’s activity in loans receivable for the periods indicated.

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Balance outstanding at beginning of period	$1,740,018	$1,631,303	$1,508,996
Loan originations:
Commercial loans:
Commercial and industrial	69,271	90,265	73,630
Commercial real estate	102,014	101,198	37,444
Multi-family	133,216	87,328	101,260
Construction and development	232,071	263,030	154,940
Total commercial loans	536,572	541,821	367,274
Retail loans:
One- to four-family first mortgages (1)	108,630	100,876	75,402
Home equity	32,429	33,291	33,850
Other consumer	1,993	1,594	1,427
Total retail loans	143,052	135,761	110,679
Total loan originations	679,624	677,582	477,953
Principal payments and repayments:
Commercial loans	(313,147)	(337,601)	(204,737)
Retail loans	(169,836)	(157,515)	(104,782)
Total principal payments and repayments	(482,983)	(495,116)	(309,519)
Transfers to foreclosed properties, real estate owned, and repossessed assets	(2,240)	(2,336)	(2,254)
Net change in undisbursed loan proceeds, allowance for loan losses, and deferred fees and costs	8,488	(71,415)	(43,873)
Total loans receivable, net	$1,942,907	$1,740,018	$1,631,303

(1)	Amounts do not include one- to four-family mortgage loans originated for sale.

The following table presents the contractual maturity of the Company’s commercial and industrial loans and construction and development loans at December 31, 2016. The table does not include the effect of prepayments or scheduled principal amortization.

	Commercial and Industrial	Construction and Development	Total
Amounts due:	(Dollars in thousands)
Within one year or less	$93,957	$14,211	$108,168
After one year through five years	140,418	264,679	405,097
After five years	7,314	138,866	146,180
Total due after one year	147,732	403,545	551,277
Total commercial and construction loans	$241,689	$417,756	$659,445

The following table presents, as of December 31, 2016, the dollar amount of the Company’s commercial and industrial loans and construction and development loans due after one year and whether these loans have fixed interest rates or adjustable interest rates.

	Due After One Year
	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Commercial and industrial	$58,062	$89,670	$147,732
Construction and development	1,134	402,411	403,545
Total loans due after one year	$59,196	$492,081	$551,277

In recent periods banking regulatory agencies have publicly expressed increased concern about financial institutions whose holdings of non-owner-occupied commercial real estate and construction loans and whose growth in such loans exceed guidelines established in certain regulatory pronouncements. Specifically, these guidelines indicate that financial institutions whose holdings of such loans exceed 300% of total risk-based capital and whose growth in such loans exceeds 50% over the past three years will receive increased scrutiny from their primary regulator. As of December 31, 2016, the Bank’s holdings of and three-year growth in these types of loans exceeded these guidelines. As such, the Bank’s regulator has subjected its lending operations and credit risk management controls to increased scrutiny in recent months. In response, management has taken steps to implement certain enhancements in its lending operations and controls that it believes will be satisfactory to its regulator. However, there can be no assurances. Regardless of these enhancements, given the regulatory scrutiny and other factors management believes that growth in multi-family and construction loans will be slower in the future than it has been in recent periods. Specifically, management expects that the aggregate future growth rate for these loan types will be managed in the future to more closely approximate growth in the total risk-based capital of the Bank.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.6 million at December 31, 2016, compared to $7.2 million at December 31, 2015, net of valuation allowances of zero at both dates. As of December 31, 2016 and 2015, the Company serviced $997.0 million and $1.04 billion in loans for third-party investors, respectively. For additional information refer to “Results of Operations—Non-Interest Income” and “Item 1. Business—Lending Activities,” above.

Other Assets Other assets consist of the following items on the dates indicated:

	December 31
	2016	2015	2014
Accrued interest receivable:	(Dollars in thousands)
Loans receivable	$5,357	$4,894	$4,748
Mortgage-related securities	1,015	1,141	1,027
Total accrued interest receivable	6,372	6,035	5,775
Foreclosed properties and repossessed assets:
Commercial real estate	1,559	1,685	2,566
Land and land development	598	747	1,693
One- to four- family first mortgages	787	874	409
Total foreclosed and repossessed assets	2,944	3,306	4,668
Bank-owned life insurance	63,494	61,656	59,830
Premises and equipment	47,343	49,218	52,594
Federal Home Loan Bank stock, at cost	20,261	17,591	14,209
Deferred tax asset, net	14,543	16,485	25,595
Other assets	22,938	24,037	22,183
Total other assets	$177,895	$178,328	$184,854

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

As of December 31, 2016, the Company and its subsidiaries conducted their business through an executive office and 65 banking offices. The Company owned the building and land for 57 of its office locations and leased the space for eight. However, refer to “Results of Operations—Non-Interest Expense,” above, for discussion related to the Company’s consolidation of certain banking office locations in March 2016.

The Company’s net deferred tax asset has decreased in recent years due primarily to the utilization of net operating loss carryforwards and alternative minimum tax (“AMT”) credits. Management evaluates this asset on an on-going basis to determine if a valuation allowance is required. Management determined that no valuation allowance was required as of December 31, 2016. The evaluation of the net deferred tax asset requires significant management judgment based on positive and negative evidence. Such evidence includes the Company’s recent trend in earnings, expectations for the Company’s future earnings, the duration of federal and state net operating loss carryforward periods, and other factors. There can be no assurance that future events, such as adverse operating results, court decisions, regulatory actions or interpretations, changes in tax rates and laws, or changes in positions of federal and state taxing authorities will not differ from management’s current assessments. The impact of these matters could be significant to the consolidated financial conditions, results of operations, and capital of the Company.

The FHLB of Chicago requires its members to own its common stock as a condition of membership, which is redeemable at par. As of December 31, 2016, the Company’s ownership of FHLB of Chicago common stock exceeded the amount required under the FHLB of Chicago’s minimum guidelines. For additional discussion refer to the section entitled “Federal Home Loan Bank System” in “Item 1. Business—Regulation and Supervision.”

Deposit Liabilities The Company’s deposit liabilities increased by $69.1 million or 3.9% during the twelve months ended December 31, 2016. Transaction deposits, which consist of checking, savings, and money market accounts, increased by $89.2 million or 7.1% during the period and certificates of deposit decreased by $20.1 million or 3.7%. Management believes that the increase in transaction deposits in recent periods, particularly the increase in non-interest-bearing checking accounts, is due in part to improved marketing and sales efforts. However, management also believes that the low interest rate environment that has persisted for the past few years has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. If interest rates continue to increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company. This development could increase the Company’s cost of funds in the future, which would also have an adverse impact on its net interest margin.

The following table presents the distribution of the Company’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted-average rate.

	December 31
	2016			2015			2014
		Percent	Weighted-		Percent	Weighted-		Percent	Weighted-
		of Total	Average		of Total	Average		of Total	Average
		Deposit	Nominal		Deposit	Nominal		Deposit	Nominal
	Amount	Liabilities	Rate	Amount	Liabilities	Rate	Amount	Liabilities	Rate
	(Dollars in thousands)
Non-interest-bearing demand	$309,137	16.58%	0.00%	$213,761	11.90%	0.00%	$187,852	10.93%	0.00%
Interest-bearing demand	238,142	12.77	0.01	277,606	15.46	0.01	253,595	14.76	0.01
Money market savings	558,905	29.97	0.16	542,020	30.19	0.12	532,705	30.99	0.14
Savings accounts	234,038	12.55	0.02	217,6331	12.12	0.01	220,557	12.83	0.03
Total transaction accounts	1,340,222	71.87	0.07	1,251,020	69.67	0.06	1,194,709	69.51	0.07
Certificates of deposit:
With original maturities of:
Three months or less	3,632	0.19	0.38	4,559	0.25	0.32	6,081	0.35	0.25
Over three to 12 months	107,341	5.77	0.39	136,547	7.60	0.36	177,748	10.34	0.44
Over 12 to 24 months	255,910	13.72	0.96	260,143	14.50	0.93	204,499	11.90	0.53
Over 24 to 36 months	120,117	6.44	1.48	101,571	5.66	1.09	84,507	4.92	0.58
Over 36 to 48 months	3,729	0.20	1.35	2,388	0.13	1.44	–	–	–
Over 48 to 60 months	33,779	1.81	1.07	39,363	2.19	1.14	51,212	2.98	1.37
Total certificates of deposit	524,508	28.13	0.96	544,571	30.33	0.82	524,047	30.49	0.58
Total deposit liabilities	$1,864,730	100.00%	0.32%	$1,795,591	100.00%	0.29%	$1,718,756	100.00%	0.23%

At December 31, 2016, the Company had certificates of deposit with balances of $100,000 and over maturing as follows:

Amount
Maturing in:	(In thousands)
Three months or less	$33,658
Over three months through six months	25,969
Over six months through 12 months	43,176
Over 12 months through 24 months	53,260
Over 24 months through 36 months	11,120
Over 36 months	2,109
Total certificates of deposit greater than $100,000	$169,292

The following table presents the Company’s activity in its deposit liabilities for the periods indicated:

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Total deposit liabilities at beginning of period	$1,795,591	$1,718,756	$1,762,682
Net deposits (withdrawals)	63,759	72,746	(48,358)
Interest credited, net of penalties	5,380	4,090	4,432
Total deposit liabilities at end of period	$1,864,730	$1,795,591	$1,718,756

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $66.8 million or 17.9% during the twelve months ended December 31, 2016. This increase was used to fund growth in loans receivable, as previously described.

The following table sets forth certain information regarding the Company’s borrowings at the end of and during the periods indicated:

	At or For the Year Ended December 31
	2016	2015	2014	2013	2012
Balance outstanding at end of year:	(Dollars in thousands)
FHLB term advances	$154,150	$242,375	$213,669	$204,900	$210,786
Overnight borrowings from FHLB	285,000	130,000	42,800	40,000	–
Weighted-average interest rate at end of year:
FHLB term advances	2.24%	1.86%	2.01%	2.26%	2.34%
Overnight borrowings from FHLB	0.70%	0.16%	0.13%	0.13%	–
Maximum amount outstanding during the year:
FHLB term advances	$242,375	$252,920	$234,085	$210,786	$311,419
Overnight borrowings from FHLB	295,000	130,000	80,000	40,000	5,000
Average amount outstanding during the year:
FHLB term advances	$203,711	$228,346	$213,566	$206,828	$227,573
Overnight borrowings from FHLB	186,180	85,309	38,562	207	14
Weighted-average interest rate during the year:
FHLB term advances	2.11%	2.01%	2.19%	2.31%	3.07%
Overnight borrowings from FHLB	0.39%	0.13%	0.13%	0.13%	0.30%

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

Shareholders’ Equity The Company’s shareholders’ equity was $286.6 million at December 31, 2016, compared to $279.4 million at December 31, 2015. This increase was primarily due to $17.0 million in net income that was only partially offset by $9.8 million in regular cash dividends. Bank Mutual did not repurchase a significant amount of its common stock during the year ended December 31, 2016. The book value of the Company’s common stock was $6.27 at December 31, 2016, compared to $6.15 at December 31, 2015.

The Company’s ratio of shareholders’ equity to total assets was 10.82% at December 31, 2016, compared to 11.17% at December 31, 2015. The Company is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the FRB. The Company is “well capitalized” for regulatory capital purposes. As of December 31, 2016, the Company had a total risk-based capital ratio of 15.50% and a Tier 1 leverage capital ratio of 11.11%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 5% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Shareholders’ Equity” in “Item 8. Financial Statements and Supplementary Data.”

On February 6, 2017, the Company’s board of directors declared a $0.055 per share dividend payable on February 27, 2017, to shareholders of record on February 17, 2017. On February 6, 2017, the Company’s board of directors also approved a plan to repurchase up to 500,000 shares of its common stock. This plan replaced a previous plan that was approved in February 2016, but expired on January 31, 2017. The Company did not purchase any shares of its common stock from January 1, 2017, to February 28, 2017.

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

	December 31
	2016	2015	2014	2013	2012
Non-accrual commercial loans:	(Dollars in thousands)
Commercial and industrial	$989	$4,915	$201	$284	$693
Commercial real estate	2,839	3,968	4,309	4,401	6,994
Multi-family	274	–	1,402	1,783	6,824
Construction and development	148	766	803	728	865
Total commercial loans	4,250	9,649	6,715	7,196	15,376
Non-accrual retail loans:
One- to four-family first mortgages	3,191	2,703	4,148	4,556	8,264
Home equity	442	703	493	676	1,514
Other consumer	46	82	108	104	59
Total non-accrual retail loans	3,679	3,488	4,749	5,336	9,837
Total non-accrual loans	7,929	13,137	11,464	12,532	25,213
Accruing loans delinquent 90 days or more (1)	295	484	540	443	584
Total non-performing loans	8,224	13,621	12,004	12,975	25,797
Foreclosed real estate and repossessed assets	2,943	3,306	4,668	6,736	13,961
Total non-performing assets	$11,167	$16,927	$16,672	$19,711	$39,758

Non-performing loans to total loans	0.42%	0.78%	0.74%	0.86%	1.84%
Non-performing assets to total assets	0.42%	0.68%	0.72%	0.84%	1.64%
Interest income that would have been recognized if non-accrual loans had been current	$498	$637	$634	$1,265	$1,998

(1)	Amounts consist of student loans that are guaranteed under programs sponsored by the U.S. government.

The Company’s non-performing loans were $8.2 million or 0.42% of loans receivable as of December 31, 2016, compared to $13.6 million or 0.78% of loans receivable as of December 31, 2015. Non-performing assets, which include non-performing loans, were $11.2 million or 0.42% of total assets and $16.9 million or 0.68% of total assets as of these same dates, respectively. The general decline in non-performing loans and non-performing assets in recent years has been caused by repayments of the related loans or disposition of the foreclosed properties. Also contributing are upgrades of loans to performing status due to improvements in the financial condition or performance of the borrowers and/or the underlying collateral, as permitted by the Company’s credit policies.

Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to these non-performing assets, at December 31, 2016, management was closely monitoring $68.6 million in additional loans that were classified as either “special mention” or “substandard” in accordance with the Company’s internal risk rating policy. This amount compared to $55.9 million at December 31, 2015. As of December 31, 2016, most of these additional classified loans were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of December 31, 2016, although there can be no assurances that the loans will not become impaired in future periods. The increase in additional classified loans during the year ended December 31, 2016, was primarily the result of management’s assessment that the credit condition of a number of commercial loan relationships, most of which were manufacturing related, had deteriorated in recent months.

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

Loans considered to be impaired by the Company at December 31, 2016, were $10.7 million compared to $13.6 million at December 31, 2015, $12.0 million at December 31, 2014, $13.0 million at December 31, 2013, and $25.8 million at December 31, 2012. The average annual balance of loans impaired as of December 31, 2016, was $9.8 million and the interest received and recognized on these loans while they were impaired was $370,000.

The following table presents the activity in the Company’s allowance for loan losses at or for the periods indicated.

	At or For the Year Ended December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$17,641	$22,289	$23,565	$21,577	$27,928
Provision for loan losses	2,998	(3,655)	233	4,506	4,545
Charge-offs:
Commercial and industrial	(107)	(74)	(59)	(199)	(136)
Commercial real estate	(179)	(149)	(561)	(514)	(4,894)
Multi-family	–	–	(241)	(536)	(857)
Construction and development	–	–	(34)	(148)	(2,693)
One- to four-family first mortgages	(133)	(346)	(871)	(1,205)	(3,182)
Home equity	(101)	(147)	(103)	(1,000)	(327)
Other consumer	(396)	(544)	(431)	(389)	(485)
Total charge-offs	(916)	(1,260)	(2,300)	(3,991)	(12,574)
Recoveries:
Commercial and industrial	6	7	64	5	26
Commercial real estate	33	120	169	666	956
Multi-family	30	–	15	102	568
Construction and development	–	–	142	109	1
One- to four-family first mortgages	47	73	344	492	86
Home equity	35	29	27	68	1
Other consumer	66	48	30	31	40
Total recoveries	217	277	791	1,473	1,678
Net charge-offs	(699)	(983)	(1,509)	(2,518)	(10,896)
Balance at end of period	$19,940	$17,641	$22,289	$23,565	$21,577

Net charge-offs to average loans	0.04%	0.06%	0.10%	0.18%	0.78%
Allowance for loan losses to total loans	1.03%	1.01%	1.37%	1.56%	1.54%
Allowance for loan losses to non-performing loans	242.46%	129.51%	185.68%	181.62%	83.64%

The reasons for the increase in the dollar amount of the Company’s allowance for loan losses during the year ended December 31, 2016, were described earlier in this report (refer to “Operating Results—Provision for Loan Losses,” above). Prior to 2016 the changes in the Company’s allowance for loan losses was generally consistent with overall changes in the Company’s level of non-performing loans and changes in loan charge-off activity. The changes in all periods are also consistent with changes in management’s assessment of overall economic conditions, unemployment, real estate values, and industry trends during the periods.

The Company’s ratio of allowance for loan losses as a percent of non-performing loans increased from 83.64% at December 31, 2012, to 242.46% at December 31, 2016. The general increase in this ratio over this period was primarily caused by a substantial decline in non-performing loans relative to the allowance for loan losses. Such increase is to be expected when non-performing loans (which are generally evaluated for impairment on an individual basis) decline and, as a result, a larger portion of the allowance for loan losses relates to loans that are evaluated for impairment on a collective basis (refer to “Note 3. Loans Receivable” in “Item 8. Financial Statements and Supplementary Data”).

Although management believes the Company’s allowance for loan losses at December 31, 2016, was adequate, there can be no assurances that future adjustments to the allowance will not be necessary, which could adversely affect the Company’s results of operations. For additional discussion, refer to “Item 1. Business—Asset Quality,” above, and “Critical Accounting Policies—Allowance for Loan Losses,” below.

The following table represents the Company’s allocation of its allowance for loan losses by loan category on the dates indicated:

	December 31
	2016		2015		2014		2013		2012
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
Loan category:	(Dollars in thousands)
Commercial and industrial	$3,840	19.26%	$3,658	20.73%	$2,349	10.54%	$2,603	11.05%	$1,686	7.81%
Commercial real estate	4,630	23.22	4,796	27.19	6,880	30.86	6,377	27.06	7,354	34.08
Multi-family	5,307	26.61	3,337	18.92	6,078	27.27	5,931	25.17	5,195	24.08
Construction and development	2,680	13.44	2,835	16.07	2,801	12.57	4,160	17.65	2,617	12.13
One- to four-family first mortgages	2,518	12.63	1,835	10.40	3,004	13.48	3,220	13.66	3,267	15.14
Home equity and other consumer	965	4.84	1,180	6.69	1,177	5.28	1,274	5.41	1,458	6.76
Total allowance for loan losses	$19,940	100.00%	$17,641	100.00%	$22,289	100.00%	$23,565	100.00%	$21,577	100.00%

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

The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. All amounts in the table exclude interest costs to be paid in the periods indicated, if applicable.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposit liabilities without a stated maturity	$1,340,222	–	–	–	$1,340,222
Certificates of deposit	325,408	$194,076	$5,024	–	524,508
Borrowed funds	328,397	59,385	39,012	$12,356	439,150
Purchase obligations	2,640	4,620	–	–	7,260
Operating leases	983	1,527	1,211	2,803	6,524
Deferred retirement plans and deferred compensation plans	797	1,632	1,113	4,248	7,790

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

The following table details the amounts and expected maturities of significant off-balance sheet commitments to extend credit as of December 31, 2016.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$177,672	–	–	–	$177,672
Commercial loans	3,659	$50	–	–	3,709
Standby letters of credit	7,261	278	$282	–	7,821
Multi-family and commercial real estate	303,239	–	–	–	303,239
Residential real estate	34,381	–	–	–	34,381
Revolving home equity and credit card lines	160,898	–	–	–	160,898
Net commitments to sell residential loans	11,861	–	–	–	11,861

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$20,307	$20,211	$21,470	$21,160
Interest expense	2,659	2,693	2,758	2,691
Net interest income	17,648	17,518	18,712	18,469
Provision for (recovery of) loan losses	(573)	1,164	1,395	1,012
Total non-interest income	6,245	7,009	6,867	6,723
Total non-interest expense	17,417	17,069	17,246	17,395
Income before taxes	7,049	6,294	6,938	6,785
Income tax expense	2,576	2,345	2,484	2,707
Net income	$4,473	$3,949	$4,454	$4,078

Earnings per share-basic	$0.10	$0.09	$0.10	$0.09
Earnings per share-diluted	0.10	0.09	0.10	0.09
Cash dividend paid per share	0.050	0.055	0.055	0.055

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
Interest income	$19,410	$19,271	$19,441	$19,778
Interest expense	2,246	2,309	2,449	2,561
Net interest income	17,164	16,962	16,992	17,217
Provision for (recovery of) loan losses	(964)	(752)	(930)	(1,019)
Total non-interest income	5,546	5,907	5,996	5,789
Total non-interest expense	18,057	17,942	18,470	18,258
Income before taxes	5,617	5,679	5,448	5,767
Income tax expense	2,064	2,090	2,103	2,077
Net income	$3,553	$3,589	$3,345	$3,690

Earnings per share-basic	$0.08	$0.08	$0.07	$0.08
Earnings per share-diluted	0.08	0.08	0.07	0.08
Cash dividend paid per share	0.04	0.05	0.05	0.05

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ from these assumptions.

•	Borrowings—based upon final maturity.

	December 31, 2016
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
Loans receivable:	(Dollars in thousands)
Commercial loans:
Fixed	$22,143	$78,168	$144,167	$84,705	$16,060	$345,243
Adjustable	819,282	47,694	79,539	17,097	109	963,721
Retail loans:
Fixed	20,464	37,001	70,380	41,920	55,400	225,165
Adjustable	101,549	125,954	85,189	70,731	45,977	429,400
Interest-earning deposits	18,798	–	–	–	–	18,798
Mortgage-related securities:
Fixed	22,310	67,294	172,864	81,416	108,338	452,222
Adjustable	13,418	–	–	–	–	13,418
Other interest-earning assets	20,261	–	–	–	–	20,261
Total interest-earning assets	1,038,225	356,111	552,139	295,869	225,884	2,468,228

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	309,231	309,231
Interest-bearing demand accounts	–	–	–	–	237,758	237,758
Money market accounts	559,194	–	–	–	–	559,194
Savings accounts	–	–	–	–	234,038	234,038
Certificates of deposit	106,731	221,182	191,572	5,024	–	524,509
Borrowings	285,292	44,292	61,307	37,789	10,470	439,150
Advance payments by borrowers for taxes and insurance	4,770	–	–	–	–	4,770
Total non-interest- and interest-bearing liabilities	955,987	265,474	252,879	42,813	791,497	2,308,650
Interest rate sensitivity gap	$82,238	$90,637	$299,260	$253,056	$(565,613)	$159,578
Cumulative interest rate sensitivity gap	$82,238	$172,875	$472,135	$725,191	$159,578
Cumulative interest rate sensitivity gap as a percent of total assets	3.11%	6.53%	17.83%	27.38%	6.03%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	108.60%	114.15%	132.02%	147.80%	106.91%

Based on the above gap analysis, at December 31, 2016, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year net interest income could be favorably impacted by an increase in market interest rates. Alternatively, net interest income could be unfavorably impacted by a decrease in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in “Item 1. Business—Cautionary Statement,” “Item 1A. Risk Factors,” and “Item 7. Management Discussion of Financial Condition and Results of Operations.”

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

The following table presents the estimated PVE over a range of interest rate change scenarios at December 31, 2016. The present value ratio shown in the table is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of the
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$352,690	$19,480	5.8%	14.08%	12.4%
+300	350,913	17,703	5.3	13.81	10.2
+200	347,287	14,077	4.2	13.46	7.4
+100	337,303	4,093	1.2	12.88	2.8
0	333,210	–	–	12.53	–
-100	329,476	(3,734)	(1.1)	12.19	(2.8)

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
Milwaukee, Wisconsin

We have audited the accompanying consolidated statements of financial condition of Bank Mutual Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, total comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank Mutual Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 6, 2017

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31
	2016	2015
	(Dollars in thousands)
Assets

Cash and due from banks	$31,284	$27,971
Interest-earning deposits in banks	18,803	16,530
Cash and cash equivalents	50,087	44,501
Mortgage-related securities available-for-sale, at fair value	371,880	407,874
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $94,266 in 2016 and $121,641 in 2015)	93,234	120,891
Loans held-for-sale	5,952	3,350
Loans receivable (net of allowance for loan losses of $19,940 in 2016 and $17,641 in 2015)	1,942,907	1,740,018
Mortgage servicing rights, net	6,569	7,205
Other assets	177,895	178,328

Total assets	$2,648,524	$2,502,167

Liabilities and equity

Liabilities:
Deposit liabilities	$1,864,730	$1,795,591
Borrowings	439,150	372,375
Advance payments by borrowers for taxes and insurance	4,770	3,382
Other liabilities	53,233	51,425
Total liabilities	2,361,883	2,222,773
Equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2016 and 2015
Issued and outstanding–none in 2016 and 2015	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2016 and 2015
Issued–78,783,849 shares in 2016 and 2015
Outstanding–45,691,790 shares in 2016 and 45,443,548 in 2015	788	788
Additional paid-in capital	484,940	486,273
Retained earnings	171,633	164,482
Accumulated other comprehensive loss	(11,139)	(9,365)
Treasury stock–33,092,059 shares in 2016 and 33,340,301 in 2015	(359,581)	(362,784)
Total shareholders' equity	286,641	279,394

Total liabilities and equity	$2,648,524	$2,502,167

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans	$70,782	$65,954	$66,261
Mortgage-related securities	11,867	11,684	12,850
Investment securities	467	244	139
Interest-earning deposits	32	19	15
Total interest income	83,148	77,901	79,265
Interest expense:
Deposit liabilities	5,761	4,771	4,684
Borrowings	5,039	4,794	4,731
Advance payments by borrowers for taxes and insurance	1	1	1
Total interest expense	10,801	9,566	9,416
Net interest income	72,347	68,335	69,849
Provision for (recovery of) loan losses	2,998	(3,665)	233
Net interest income after provision for loan losses	69,349	72,000	69,616
Non-interest income:
Deposit-related fees and charges	11,525	11,572	11,985
Brokerage and insurance commissions	3,175	3,577	2,574
Mortgage banking revenue, net	4,248	3,462	2,990
Loan-related fees	5,774	2,300	1,624
Income from bank-owned life insurance (“BOLI”)	1,817	1,870	2,790
Gain on real estate held for investment	12	218	–
Gain on sales of investments	–	–	102
Other non-interest income	293	240	284
Total non-interest income	26,844	23,239	22,349
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	41,829	44,824	41,299
Occupancy, equipment, and data processing costs	13,692	14,298	12,787
Advertising and marketing	2,392	1,910	1,801
Federal insurance premiums	1,415	1,508	1,489
Losses and expenses on foreclosed real estate, net	222	801	986
Other non-interest expense	9,577	9,386	10,099
Total non-interest expense	69,127	72,727	68,461
Income before income taxes	27,066	22,512	23,504
Income tax expense	10,112	8,335	8,850
Net income before non-controlling interest	16,954	14,177	14,654
Net loss attributable to non-controlling interests	–	–	11
Net income	$16,954	$14,177	$14,665

Per share data:
Earnings per share–basic	$0.37	$0.31	$0.32
Earnings per share–diluted	0.37	0.31	0.31
Cash dividends per share paid	0.215	0.190	0.150

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Total Comprehensive Income

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)

Net income before non-controlling interest	$16,954	$14,177	$14,654
Other comprehensive income (loss), net of income taxes:
Defined benefit pension plans:
Unrecognized gain (loss) and net prior service costs, net of deferred income taxes of $(503) in 2016, $2,576 in 2015, and $(5,328) in 2014	(754)	3,863	(7,992)
Curtailment gain on plan amendment, net of deferred income taxes of $409	–	614	–
	(754)	4,477	(7,992)
Unrealized holding losses:
Change in net unrealized gains and losses on securities available-for-sale, net of deferred income taxes of $(695) in 2016, $(1,815) in 2015, and $(512) in 2014	(1,037)	(2,706)	(764)
Reclassification adjustment for gain on securities included in income, net of income taxes of $(41)	–	–	(61)
	(1,037)	(2,706)	(825)
Interest rate swaps:
Change in net unrealized gain on interest rate swaps, net of deferred income taxes of $11	17	–	–
Total other comprehensive income (loss), net of income taxes	(1,774)	1,771	(8,817)
Total comprehensive income before non-controlling interest	15,180	15,948	5,837
Comprehensive loss attributable to non-controlling interest	–	–	11

Total comprehensive income	$15,180	$15,948	$5,848

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interest in Real Estate Partnership	Total
	(Dollars in thousands; except per share data)

Balance at December 31, 2013	$788	$489,238	$151,384	$(2,319)	$(358,054)	$2,885	$283,922
Net income	–	–	14,665	–	–	–	14,665
Net loss attributable to non-controlling interest	–	–	–	–	–	(11)	(11)
Other comprehensive loss	–	–	–	(8,817)	–	–	(8,817)
Equity contribution by non-controlling interest	–	–	–	–	–	900	900
Issuance of restricted stock	–	(1,538)	–	–	1,538	–	–
Exercise of stock options	–	(29)	–	–	49	–	20
Share based payments	–	796	–	–	–	–	796
Cash dividends ($0.15 per share)	–	–	(6,984)	–	–	–	(6,984)
Balance at December 31, 2014	$788	$488,467	$159,065	$(11,136)	$(356,467)	$3,774	$284,491
Net income	–	–	14,177	–	–	–	14,177
Decrease in non-controlling interest	–	–	–	–	–	(3,774)	(3,774)
Other comprehensive income	–	–	–	1,771	–	–	1,771
Purchase of treasury stock	–	–	–	–	(10,545)	–	(10,545)
Issuance of restricted stock	–	(2,526)	–	–	2,526	–	–
Exercise of stock options	–	(1,323)	–	–	2,053	–	730
Share based payments	–	1,655	–	–	(351)	–	1,304
Cash dividends ($0.19 per share)	–	–	(8,760)	–	–	–	(8,760)
Balance at December 31, 2015	$788	$486,273	$164,482	$(9,365)	$(362,784)	–	$279,394
Net income	–	–	16,954	–	–	–	16,954
Other comprehensive loss	–	–	–	(1,774)	–	–	(1,774)
Purchase of treasury stock	–	–	–	–	(221)	–	(221)
Issuance of restricted stock	–	(1,531)	–	–	1,531	–	–
Exercise of stock options	–	(1,173)	–	–	1,893	–	720
Share based payments	–	1,371	–	–	–	–	1,371
Cash dividends ($0.215 per share)	–	–	(9,803)	–	–	–	(9,803)
Balance at December 31, 2016	$788	$484,940	$171,633	$(11,139)	$(359,581)	–	$286,641

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Operating activities:
Net income	$16,954	$14,177	$14,665
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on securities	2,564	2,374	2,216
Provision for (recovery of) loan losses	2,998	(3,665)	233
Amortization of mortgage servicing rights	2,158	1,907	1,772
Loans originated for sale	(153,863)	(111,012)	(79,714)
Proceeds from loan sales	153,604	112,962	78,739
Gain on loan sales activities, net	(3,866)	(2,708)	(1,965)
Gain on sales of investments	–	–	(102)
Gain on real estate held for investment	(12)	(218)	–
Qualified defined benefit pension plan contribution	(650)	(10,000)	–
Loss (gain) on foreclosed real estate, net	(173)	321	763
Provision for depreciation	3,456	3,253	2,917
Deferred income tax expense	3,125	8,128	7,550
Other, net	1,466	732	(3,095)
Net cash provided by operating activities	27,761	16,251	23,979
Investing activities:
Purchases of mortgage-related securities available-for-sale	(85,040)	(203,729)	–
Principal payments on mortgage-related securities available-for-sale	117,329	111,492	104,430
Proceeds from sale of investment securities available-for-sale	–	–	17,794
Principal payments on mortgage-related securities held-to-maturity	27,066	10,985	21,977
Net increase in loans receivable	(208,127)	(107,386)	(124,794)
Purchases of FHLB stock	(2,670)	(3,382)	(1,964)
Proceeds from sale of foreclosed properties	2,775	3,378	3,558
Proceeds from sale of real estate held for investment	75	1,356	–
Net purchases of premises and equipment	(1,581)	(3,568)	(4,133)
Net cash (used) provided by investing activities	(150,173)	(190,854)	16,868

(continued)

Bank Mutual Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Financing activities:
Net increase (decrease) in deposit liabilities	$69,139	$76,801	$(43,926)
Net increase in short-term borrowings	155,000	107,200	2,800
Proceeds from long-term borrowings	–	20,000	30,000
Repayments of long-term borrowings	(88,225)	(11,294)	(21,231)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	1,388	(1,360)	1,311
Purchases of treasury stock	(221)	(10,545)	–
Cash dividends	(9,803)	(8,760)	(6,984)
Other, net	720	885	904
Net cash provided (used) by financing activities	127,998	172,927	(37,126)
Increase (decrease) in cash and cash equivalents	5,586	(1,676)	3,721
Cash and cash equivalents at beginning of year	44,501	46,177	42,456
Cash and cash equivalents at end of year	$50,087	$44,501	$46,177

Supplemental information:
Cash paid in period for:
Interest on deposits and borrowings	$10,729	$9,070	$9,431
Income taxes	5,594	2,438	1,055
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	2,240	2,336	2,254

Refer to Notes to Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

In 2015 the Company determined that it was no longer necessary under GAAP to consolidate a partial interest it has in a real estate partnership. Effective with this change, the Company determined that the equity method of accounting was appropriate for its ownership interest in this partnership. As such, its $5 and $8 interest in the loss of the partnership during the twelve months ended December 31, 2016 and 2015, respectively, were included as a component of other non-interest income.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.

Cash and Cash Equivalents The Company considers interest-bearing deposits in banks and federal funds sold that have original maturities of three months or less to be cash equivalents. Under Regulation D, the Bank is required to maintain cash and reserve balances with the Federal Reserve Bank of Chicago. The average amount of required reserve balances for the years ended December 31, 2016 and 2015, was $4,153 and $16,373, respectively.

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

Impairment of available-for-sale and held-to-maturity securities is evaluated considering numerous factors, and their relative significance varies case-by-case. Factors considered include the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer of a security, and the Company’s intent and/or likely need to sell the security before its anticipated recovery in fair value. Further, if the Company does not expect to recover the entire amortized cost of the security (i.e., a credit loss is expected), the Company will be unable to assert that it will recover its cost basis even if it does not intend to sell the security. If, based upon an analysis of each of these factors, it is determined that the impairment is other-than-temporary, the carrying value of the security is written down through earnings by the amount of the expected credit loss.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

December 31, 2016

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

December 31, 2016

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

December 31, 2016

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

Pension Costs The Company has a qualifying defined benefit plan and a supplemental defined benefit plan. As appropriate, the net periodic pension cost of these plans consists of the expected cost of benefits earned by employees during the period and an interest cost on the projected benefit obligation, reduced by the expected earnings on assets held by the plans, amortization of prior service cost, and amortization of recognized actuarial gains and losses over the estimated future service period of existing plan participants. In 2013 the Company froze the benefits of participants in the qualified defined benefit pension plan that had less than 20 years of service. This change also resulted in the future benefits under the Company’s supplemental defined benefit pension plan being effectively frozen. In 2015 the Company froze the benefits of all remaining employees in the qualified defined benefit pension plan.

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

Recent Accounting Changes In 2014 the FASB issued new accounting guidance related to the classification and measurement of certain government-guaranteed mortgages upon foreclosure. The guidance was effective for fiscal years and interim periods beginning after December 15, 2014, which was the first quarter of 2015 for the Company.

The Company’s adoption of this new guidance did not have a material impact on its results of operations or financial condition.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

In 2016 the FASB issued new accounting guidance related to the accounting for employee share-based compensation. For public companies the guidance is effective for periods beginning after December 15, 2016, although early adoption was permitted. The Company adopted this guidance in the first quarter of 2016. The Company’s adoption of this item did not have a material impact on its results of operations or financial condition.

In 2016 the FASB issued new accounting guidance related to the measurement of credit losses on financial instruments. The new guidance replaces the current methodology of measuring credit losses based on incurred losses at the balance sheet date with a methodology that measures credit losses based on the current estimate of expected credit losses. For the Company this guidance is effective for periods beginning after December 15, 2019, which will be the first quarter of 2020. Management has not completed the complex analysis required to determine the impact that adoption of this new guidance could have on the Company’s results of operations or financial condition.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$187,958	$929	$(1,049)	$187,838
Federal National Mortgage Association	162,936	759	(1,085)	162,610
Government National Mortgage Association	5,279	3	(80)	5,202
Private-label CMOs	16,233	220	(223)	16,230
Total available-for-sale	$372,406	$1,911	$(2,437)	$371,880
Securities held-to-maturity:
Federal National Mortgage Association	$93,234	$1,032	–	$94,266
Total held-to-maturity	$93,234	$1,032	–	$94,266

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$215,255	$1,823	$(800)	$216,278
Federal National Mortgage Association	169,792	853	(874)	169,771
Government National Mortgage Association	21	3	–	24
Private-label CMOs	21,600	446	(245)	21,801
Total available-for-sale	$406,668	$3,125	$(1,919)	$407,874
Securities held-to-maturity:
Federal National Mortgage Association	$120,891	$750	–	$121,641
Total held-to-maturity	$120,891	$750	–	$121,641

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables identify mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	December 31, 2016
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$459	14	$35,938	$590	17	$75,151	$1,049	$111,089
Federal National Mortgage Association	345	11	33,559	740	17	58,366	1,085	91,925
Government National Mortgage Association	80	2	5,182	–	–	–	80	5,182
Private-label CMOs	18	2	2,398	205	11	9,286	223	11,684

Total available-for-sale	$902	29	$77,077	$1,535	45	$142,803	$2,437	$219,880

	December 31, 2015
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$777	17	$107,807	$23	3	$7,937	$800	$115,744
Federal National Mortgage Association	634	16	79,273	240	4	10,679	874	89,952
Private-label CMOs	1	1	1,357	244	10	10,574	245	11,931

Total available-for-sale	$1,412	34	$188,437	$507	17	$29,190	$1,919	$217,627

None of the Company’s mortgage-related securities held-to-maturity at December 31, 2016 and 2015, had an unrealized loss.

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of December 31, 2016 and 2015. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label CMOs, a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of December 31, 2016 and 2015, the Company had private-label CMOs with a fair value of $11,625 and $15,725 respectively, and unrealized gains of $37 and $237, respectively that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of OTTI related to credit losses that have been recognized in earnings as of the December 31 for the years indicated, as well as the end of period values for securities that have experienced such losses:

	Year Ended December 31
	2016	2015	2014
Beginning balance of unrealized OTTI related to credit losses	$592	$789	$789
Reductions for increase in cash flows expected to be received	(132)	(197)	–
Ending balance of unrealized OTTI related to credit losses	$460	$592	$789
Adjusted cost at end of period	$3,431	$4,260	$5,504
Estimated fair value at end of period	$3,620	$4,664	$6,065

Results of operations included gross realized gains on the sale of securities available-for-sale of $102 in 2014. There were no gross realized losses on the sale of such securities in that year. In addition, there were no gross realized gains or losses on the sale of securities available-for-sale in 2016 or 2015.

Mortgage-related securities with a fair value of approximately $44,155 and $67,923 at December 31, 2016 and 2015, respectively, were pledged to secure deposits, FHLB advances, or for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable

Loans receivable is summarized as follows:	December 31
	2016	2015
Commercial loans:
Commercial and industrial	$241,689	$235,313
Commercial real estate	375,459	299,550
Multi-family real estate	506,136	409,674
Construction and development loans:
Commercial real estate	34,125	28,156
Multi-family real estate	328,186	291,380
Land and land development	12,484	11,143
Total construction and development	374,795	330,679
Total commercial loans	1,498,079	1,275,216
Retail loans:
One- to four-family first mortgages:
Permanent	457,014	461,797
Construction	42,961	42,357
Total one- to four-family first mortgages	499,975	504,154
Home equity loans:
Fixed term home equity	105,544	122,985
Home equity lines of credit	70,043	75,261
Total home equity loans	175,587	198,246
Other consumer loans:
Student	6,810	8,129
Other	11,373	11,678
Total other consumer loans	18,183	19,807
Total retail loans	693,745	722,207
Gross loans receivable	2,191,824	1,997,423
Undisbursed loan proceeds	(227,537)	(238,124)
Allowance for loan losses	(19,940)	(17,641)
Deferred fees and costs, net	(1,440)	(1,640)
Total loans receivable, net	$1,942,907	$1,740,018

The Company’s commercial and retail borrowers are located primarily in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At December 31, 2016 and 2015, certain one- to four-family mortgage loans and home equity loans, as well as certain multi-family mortgage loans, with aggregate carrying values of approximately $586,000 and $496,000, respectively, were pledged to secure FHLB advances.

The unpaid principal balance of loans serviced for third-party investors was $996,985 and $1,038,588 at December 31, 2016 and 2015, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

	December 31, 2016
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Provision (recovery)	283	(20)	1,940	(155)	769	181	2,998
Charge-offs	(107)	(179)	–	–	(133)	(497)	(916)
Recoveries	6	33	30	–	47	101	217
Ending balance	$3,840	$4,630	$5,307	$2,680	$2,518	$965	$19,940
Loss allowance individually evaluated for impairment	$96	–	–	$1	$17	$44	$158
Loss allowance collectively evaluated for impairment	$3,744	$4,630	$5,307	$2,679	$2,501	$921	$19,782

Loan receivable balances at December 31, 2016:
Loans individually evaluated for impairment	$4,847	$7,192	$3,916	$1,355	$4,668	$488	$22,466
Loans collectively evaluated for impairment	236,842	368,267	502,220	172,655	468,555	193,282	1,941,821
Total loans receivable	$241,689	$375,459	$506,136	$174,010	$473,223	$193,770	$1,964,287

	December 31, 2015
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Provision (recovery)	1,376	(2,055)	(2,741)	34	(896)	617	(3,665)
Charge-offs	(74)	(149)	–	–	(346)	(691)	(1,260)
Recoveries	7	120	–	–	73	77	277
Ending balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Loss allowance individually evaluated for impairment	$535	–	–	–	–	–	$535
Loss allowance collectively evaluated for impairment	$3,123	$4,796	$3,337	$2,835	$1,835	$1,180	$17,106

Loan receivable balances at December 31, 2015:
Loans individually evaluated for impairment	$12,237	$10,334	$8,239	$2,114	$3,410	$785	$37,119
Loans collectively evaluated
for impairment	223,076	289,216	401,435	117,043	474,142	217,268	1,722,180
Total loans receivable	$235,313	$299,550	$409,674	$119,157	$477,552	$218,053	$1,759,299

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

	December 31, 2014
Allowance for loan losses:	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Beginning balance	$2,603	$6,377	$5,931	$4,160	$3,220	$1,274	$23,565
Provision (recovery)	(259)	895	373	(1,467)	311	380	233
Charge-offs	(59)	(561)	(241)	(34)	(871)	(534)	(2,300)
Recoveries	64	169	15	142	344	57	791
Ending balance	$2,349	$6,880	$6,078	$2,801	$3,004	$1,177	$22,289
Loss allowance individually evaluated for impairment	–	$262	$642	–	–	–	$904
Loss allowance collectively evaluated for impairment	$2,349	$6,618	$5,436	$2,801	$3,004	$1,177	$21,385

Loan receivable balances at December 31, 2014:
Loans individually evaluated for impairment	$12,343	$14,822	$10,654	$2,166	$4,839	$601	$45,425
Loans collectively evaluated for impairment	214,194	248,690	311,759	110,453	482,791	241,510	1,609,397
Total loans receivable	$226,537	$263,512	$322,413	$112,619	$487,630	$242,111	$1,654,822

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of general uncertainties related to trends in real estate values, economic conditions, unemployment, and other key performance indicators identified by management. The Company estimates that these changes, as well as overall changes in the balance of loans to which the various factors were applied, resulted in an increase of $2,676 in 2016, a decrease of $4,279 in 2015, and a decrease of $1,180 in 2014, in the total allowance for loan losses.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2016
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Commercial and industrial:
Term loans	$354	$360	$96	$144	$20
Lines of credit	–	–	–	–	–
Total commercial and industrial	354	360	96	144	20
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	–	–	–	–	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family	–	–	–	–	–
Land and land development	119	119	1	48	–
Total construction and development	119	119	1	48	–
One- to four-family	2,214	2,214	17	889	–
Home equity and other consumer:
Home equity	152	148	44	46	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	152	148	44	46	–
Total with an allowance recorded	$2,839	$2,841	$158	$1,127	–

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$67	$103	–	$94	$3
Lines of credit	567	578	–	983	28
Total commercial and industrial	634	681	–	1,077	31
Commercial real estate:
Office	1,967	2,413	–	2,044	146
Retail/wholesale/mixed	691	1,381	–	1,348	96
Industrial/warehouse	181	265	–	188	14
Other	–	151	–	4	14
Total commercial real estate	2,839	4,210	–	3,584	270
Multi-family real estate	274	292	–	226	24
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	260	322	–	203	16
Total construction and development	260	322	–	203	16
One- to four-family	3,054	3,316	–	2,739	20
Home equity and other consumer:
Home equity	798	835	–	805	9
Student	–	–	–	–	–
Other	46	62	–	75	–
Total home equity and other consumer	844	897	–	880	9
Total with no allowance recorded	$7,905	$9,718	–	$8,709	$370

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

	December 31, 2015
Impaired loans with an allowance recorded:	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	$2,783	$2,795	$535	$557	$142
Total commercial and industrial	2,783	2,795	535	557	142
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	–	–	–	1,538	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	1,538	–
Multi-family real estate	–	–	–	1,112	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–		–
One- to four-family	–	–	–	–	–
Home equity and other consumer:
Home equity	–	–	–	–	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	–	–	–	–	–
Total with an allowance recorded	$2,783	$2,795	$535	$3,207	$142

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$116	$133	–	$129	$3
Lines of credit	2,016	2,032	–	422	117
Total commercial and industrial	2,132	2,165	–	551	120
Commercial real estate:
Office	2,126	2,426	–	833	148
Retail/wholesale/mixed	1,637	2,348	–	1,672	79
Industrial/warehouse	194	265	–	204	18
Other	11	155	–	22	14
Total commercial real estate	3,968	5,194	–	2,731	259
Multi-family real estate	–	–	–		–
Construction and development:
Commercial real estate	597	597	–	597	–
Multi-family real estate	–	–	–	–	–
Land and land development	169	220	–	187	17
Total construction and development	766	817		784	17
One- to four-family	2,703	3,168	–	3,744	70
Home equity and other consumer:
Home equity	703	805	–	509	21
Student	–	–	–	–	–
Other	82	184	–	87	1
Total home equity and other consumer	785	989	–	596	22
Total with no allowance recorded	$10,354	$12,333	–	$8,406	$488

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	December 31, 2016
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$59,774	$3,215	$174	$733	$63,896
Lines of credit	139,517	22,806	11,356	4,114	177,793
Total commercial and industrial	199,291	26,021	11,530	4,847	241,689
Commercial real estate:
Office	119,792	4,549	14,379	2,703	141,423
Retail/wholesale/mixed use	141,223	11,639	14,847	3,913	171,622
Industrial/warehouse	42,921	7,242	4,976	576	55,715
Other	6,699	–	–	–	6,699
Total commercial real estate	310,635	23,430	34,202	7,192	375,459
Multi-family real estate	494,437	–	7,783	3,916	506,136
Construction and development:
Commercial real estate	15,232	1,200	–	–	16,432
Multi-family real estate	145,097	–	–	–	145,097
Land and land development	10,945	181	–	1,355	12,481
Total construction/development	171,274	1,381	–	1,355	174,010
One- to four-family	467,237	437	881	4,668	473,223
Home equity and other consumer:
Home equity	175,145	–	–	442	175,587
Student	6,810	–	–	–	6,810
Other	11,309	18	–	46	11,373
Total home equity and other consumer	193,264	18	–	488	193,770
Total	$1,836,138	$51,287	$54,396	$22,466	$1,964,287

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at December 31, 2016 and 2015. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at December 31, 2016 and 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	December 31, 2016
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	$48	$48	$63,848	$63,896	$422
Lines of credit	–	–	–	–	177,793	177,793	567
Total commercial and industrial	–	–	48	48	241,641	241,689	989
Commercial real estate:
Office	–	–	1,667	1,667	139,756	141,423	1,967
Retail/wholesale/mixed	$852	$235	–	1,087	170,535	171,622	691
Industrial/warehouse	–	–	181	181	55,534	55,715	181
Other	–	–	–	–	6,699	6,699	–
Total commercial real estate	852	235	1,848	2,935	372,524	375,459	2,839
Multi-family real estate	438	–	–	438	505,698	506,136	274
Construction and development:
Commercial real estate	–	–	–	–	16,432	16,432	–
Multi-family real estate	–	–	–	–	145,097	145,097	–
Land and land development	–	–	–	–	12,481	12,481	148
Total construction	–	–	–	–	174,010	174,010	148
One- to four-family	5,803	2,195	3,082	11,080	462,143	473,223	3,191
Home equity and other consumer:
Home equity	330	237	442	1,009	174,578	175,587	442
Student	168	98	295	561	6,249	6,810	–
Other	61	40	46	147	11,226	11,373	46
Total home equity and other consumer	559	375	783	1,717	192,053	193,770	488
Total	$7,652	$2,805	$5,761	$16,218	$1,948,069	$1,964,287	$7,929

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

As of December 31, 2016 and 2015, $295 and $484 in student loans, respectively, were 90-days past due, but remained on accrual status. No other loans 90-days past due were in accrual status as of these dates.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of December 31, 2016 and 2015, TDRs were $5,772 and $8,704, respectively, and consisted primarily of commercial and industrial loans, Commercial real estate loans, and one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $2,815 and $2,558, respectively. Additions to TDRs during the twelve months ended December 31, 2016 and 2015, were $2,242 and $5,256, respectively. In 2016 additions to TDRs consisted of $1,667 in commercial real estate, $46 in commercial and industrial loans, and $529 in one- to four-family residential loans. In 2015 additions to TDRs consisted of $4,768 in commercial and industrial loans and $488 in one- to four-family residential loans. TDRs that experienced a payment default within one year of their

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

3. Loans Receivable (continued)

restructuring were immaterial during the twelve month periods ended December 31, 2016 and 2015. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies.

4. Mortgage Servicing Rights

The activity in mortgage servicing rights during the years ended December 31 is presented in the following table.

	2016	2015	2014
Mortgage servicing rights, net, at beginning of year	$7,205	$7,867	$8,737
Additions	1,522	1,245	901
Amortization	(2,158)	(1,907)	(1,772)
Decrease in valuation allowance during the year	–	–	1
Mortgage servicing rights, net, at end of year	$6,569	$7,205	$7,867

The following table shows the estimated future amortization expense for mortgage servicing rights for the years ended December 31:

2017	$963
2018	842
2019	731
2020	631
2021	543
Thereafter	2,859
Total	$6,569

The projection of amortization for mortgage servicing rights is based on future contractual principal cash flows expected as of December 31, 2016. Future amortization expense may be significantly different depending on the actual future mortgage servicing portfolio, mortgage interest rates, loan prepayments, and market conditions.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

5. Other Assets

Other assets are summarized as follow:

	December 31
	2016	2015
Accrued interest:
Loans receivable	$5,357	$4,894
Mortgage-related securities	1,015	1,141
Total accrued interest	6,372	6,035
Foreclosed properties and repossessed assets:
Commercial real estate	1,559	1,685
Land and land development	598	747
One-to four-family first mortgages	787	874
Total foreclosed properties and repossessed assets	2,944	3,306
Bank-owned life insurance	63,494	61,656
Premises and equipment, net	47,343	49,218
Federal Home Loan Bank stock, at cost	20,261	17,591
Deferred tax asset, net	14,543	16,485
Other assets	22,938	24,037
Total other assets	$177,895	$178,328

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,424 and $2,576 at December 31, 2016 and 2015, respectively.

Premises and equipment are summarized as follows:	December 31
	2016	2015
Land and land improvements	$16,979	$16,500
Office buildings	54,225	54,168
Furniture and equipment	19,873	19,317
Leasehold improvements	1,083	1,145
Total cost	92,160	91,130
Accumulated depreciation and amortization	(44,817)	(41,912)
Total premises and equipment, net	$47,343	$49,218

Depreciation expense for 2016, 2015, and 2014, was $3,456, $3,253 and $2,917 respectively. The Company leases various branch offices, office facilities and equipment under non-cancelable operating leases which expire on various dates through 2032. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at December 31, 2015:

Amount
2017	$983
2018	768
2019	759
2020	709
2021	503
Thereafter	2,802
Total	$6,524

Rent expense was $943, $996, and $927, in 2016, 2015, and 2014, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

6. Deposits Liabilities

Deposit liabilities are summarized as follows:

	December 31
	2016	2015
Checking accounts:
Non-interest-bearing	$309,137	$213,761
Interest-bearing	238,142	277,606
Total checking accounts	547,279	491,367
Money market accounts	558,905	542,020
Savings accounts	234,038	217,633
Certificate of deposits:
Due within one year	325,408	282,584
After one but within two years	162,138	182,599
After two but within three years	31,938	61,806
After three but within four years	2,246	15,373
After four but within five years	2,778	2,209
Total certificates of deposit	524,508	544,571
Total deposit liabilities	$1,864,730	$1,795,591

The aggregate amount of certificate accounts with balances of $250 or more was $28,677 and $31,224 at December 31, 2016 and 2015, respectively.

Interest expense on deposits was as follows:

	Year Ended December 31
	2016	2015	2014
Interest-bearing checking accounts	$45	$30	$30
Money market accounts	839	702	735
Savings accounts	30	46	55
Certificate of deposits	4,847	3,993	3,864
Total interest expense on deposit liabilities	$5,761	$4,771	$4,684

7. Borrowings

Borrowings consist of the following:

	December 31, 2016		December 31, 2015
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$285,000	0.70%	$130,000	0.16%
FHLB term advances maturing in:
2016	–	–	75,950	0.63
2017	63,397	0.89	56,183	1.20
2018	22,547	1.60	34,607	2.18
2019	16,838	3.09	19,127	2.98
2020	24,338	3.72	26,853	3.62
2021	14,674	3.03	16,971	2.97
2022 and thereafter	12,356	4.55	12,684	4.55
Total borrowings	$439,150	1.22%	$372,375	1.27%

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

7. Borrowings (continued)

All of the Company’s FHLB advances are subject to prepayment penalties if voluntarily repaid prior to their stated maturity.

As discussed in Note 13, “Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments,” the Company has entered into cash flow hedges using interest rate swaps to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. Two advances maturing in January 2017 of $10,000 each have corresponding pay-fixed interest rate swaps that mature in 2018 and 2019, respectively. Although these advances both have stated interest rates of 0.48%, they have effective interest rates including the impact of the interest rate swaps of 0.86% and 1.12%, respectively. However, these advances have been included in the table, above, at their contractual rates and maturities. If they had been included in the table at their hedge-adjusted rates and maturities, the advances reported as maturing in 2018 and 2019 would have each been $10,000 higher and the weighted average rates for those maturity years would have been 1.37% and 2.35% as of December 31, 2016, respectively. Furthermore, the weighted average rate reported for total borrowings would have been 1.24% as of the same date. Finally, these borrowings were included in the amount reported as net increase in short-term borrowings in the Company’s Audited Consolidated Statement of Cash Flows for the year ended December 31, 2015.

The Company is required to pledge certain unencumbered mortgage loans and mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Advances are also collateralized by the shares of capital stock of the FHLB of Chicago that are owned by the Company. The Company’s borrowings at the FHLB of Chicago are limited to the lesser of: (i) 35% of total assets; (ii) 22.2 times the FHLB of Chicago capital stock owned by the Company; or (iii) the total of 73% of the book value of one- to four-family mortgage loans, 73% of the book value of certain multi-family mortgage loans, 51% of the book value of certain home equity loans, and 98% of the fair value of certain mortgage-related securities.

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

Quantitative measures established by federal regulation to ensure capital adequacy require the Company and Bank to maintain minimum capital amounts and ratios as shown in the following table and as defined in the applicable regulations. Management believes, as of December 31, 2016, that the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

8. Shareholders’ Equity (continued)

The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
As of December 31, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio
At the Company:
Total risk-weighted capital	$312,503	15.50%	$161,329	8.00%	$201,661	10.00%
Tier 1 risk-weighted capital	292,563	14.51	120,997	6.00	161,329	8.00
CET1 risk-weighted capital	292,563	14.51	90,747	4.50	131,080	6.50
Tier 1 leverage capital	292,563	11.11	105,333	4.00	131,666	5.00
At the Bank:
Total risk-weighted capital	$285,016	14.14%	$161,247	8.00%	201,559	10.00%
Tier 1 risk-weighted capital	265,076	13.15	120,936	6.00	161,247	8.00
CET1 risk-weighted capital	265,076	13.15	90,702	4.50	131,014	6.50
Tier 1 leverage capital	265,076	10.09	105,108	4.00	131,385	5.00

As of December 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
At the Company:
Total risk-weighted capital	$296,709	15.83%	$149,922	8.00%	$187,402	10.00%
Tier 1 risk-weighted capital	279,068	14.89	112,441	6.00	149,922	8.00
CET1 risk-weighted capital	279,068	14.89	84,331	4.50	121,811	6.50
Tier 1 leverage capital	279,068	11.37	98,197	4.00	122,747	5.00
At the Bank:
Total risk-weighted capital	$272,568	14.55%	$149,900	8.00%	$187,375	10.00%
Tier 1 risk-weighted capital	254,927	13.61	112,425	6.00	149,900	8.00
CET1 risk-weighted capital	254,927	13.61	84,319	4.50	121,794	6.50
Tier 1 leverage capital	254,927	10.48	97,328	4.00	121,660	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

8. Shareholders’ Equity (continued)

The following table presents reconciliations of the Company and the Bank’s equity under generally accepted accounting principles to capital as determined by regulators:

	December 31, 2016		December 31, 2015
	Total Risk- Weighted	Tier 1 and CET1	Total Risk- Weighted	Tier 1
Total shareholder’s equity at the Bank	$258,956	$258,956	$254,200	$254,200
Allowance for loan losses	19,940	–	17,641	–
Net unrealized loss and net prior service costs for defined pension plans, net of taxes	10,843	10,843	10,089	10,089
Investment in “non-includable” subsidiaries	(3,143)	(3,143)	(3,023)	(3,023)
Disallowed deferred tax assets	(1,876)	(1,876)	(5,615)	(5,615)
Net unrealized loss on securities available for sale, net of taxes	313	313	(724)	(724)
Net unrealized gain on interest rate swaps	(17)	(17)	–	–
Regulatory capital at the Bank	285,016	265,076	272,568	254,927
Additional retained earnings at the Company	27,566	27,566	25,194	25,194
Additional disallowed deferred tax asset at the Company	(79)	(79)	(1,053)	(1,053)
Regulatory capital at the Company	$312,503	$292,563	$296,709	$279,068

The following table summarizes the components of accumulated other comprehensive loss, net of related income tax effects, as of the dates shown:

	December 31
	2016	2015
Qualified and supplemental defined benefit plans	$(10,772)	$(10,011)
Net unrealized gain (loss) on securities available-for-sale	(313)	724
Other post-retirement benefit plans	(71)	(78)
Interest rate swaps	17	–
Accumulated other comprehensive loss	$(11,139)	$(9,365)

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

9. Earnings Per Share

The computation of the Company’s basic and diluted earnings per share is presented in the following table.

	Year Ended December 31
	2016	2015	2014
Basic earnings per share:
Net income	$16,954	$14,177	$14,665
Weighted-average shares outstanding	45,104,642	45,614,877	46,123,884
Vested restricted shares during the period	114,931	63,707	40,146
Basic shares outstanding	45,219,573	45,678,584	46,164,030
Basic earnings per share	$0.37	$0.31	$0.32

Diluted earnings per share:
Net income	$16,954	$14,177	$14,665
Weighted-average shares outstanding used in basic earnings per share	45,219,573	45,678,584	46,164,030
Net dilutive effect of:
Stock option shares	400,551	352,645	251,949
Non-vested restricted shares	55,881	32,580	29,319
Diluted shares outstanding	45,676,005	46,063,809	46,445,298
Diluted earnings per share	$0.37	$0.31	$0.31

The Company had stock options for 183,300, 309,700, and 438,000 shares outstanding at December 31, 2016, 2015, and 2014, respectively, which were not included in the computation of diluted earnings per share because they were anti-dilutive. These shares had weighted-average exercise prices of $9.23, $8.32, and $7.81, as of those same dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $926 in 2016, $807 in 2015, and $930 in 2014.

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

In 2013 the Company froze the benefits of participants in the qualified defined benefit pension plan that had less than 20 years of service. This change also resulted in the future benefits under the Company’s supplemental defined benefit pension plan being effectively frozen. In addition, in 2015 the Company froze the benefits of the remaining participants in the qualified defined benefit pension plan. The latter action resulted in curtailment gains in the qualified plan in 2015 of $1,023. This amount was also recognized through accumulated other comprehensive income in 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The changes in plan assets and benefit obligations at December 31, 2016 and 2015, are presented in the following table.

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$58,649	$50,161	–	–
Actual return on plan assets	2,970	663	–	–
Employer contributions	650	10,000	$869	$1,018
Benefits paid	(2,592)	(2,175)	(869)	(1,018)
Fair value of plan assets at end of year	$59,677	$58,649	–	–
Change in benefit obligation:
Benefit obligation at beginning of year	66,048	71,759	10,653	11,114
Service cost	–	966	–	–
Interest cost	2,676	2,640	373	398
Actuarial loss (gain)	1,263	(6,119)	(137)	159
Curtailment gain on plan amendment	–	(1,023)	–	–
Benefits paid	(2,592)	(2,175)	(869)	(1,018)
Benefit obligation at end of year	67,395	66,048	10,020	10,653
Funded status at the end of the year	$(7,718)	$(7,399)	$(10,020)	$(10,653)

The underfunded status of the qualified and supplemental pension plans at December 31, 2016, are recognized in the Consolidated Statement of Financial Condition as accrued pension liability, which is included as a component of other liabilities.

The following tables summarize the changes in pension plan assets and benefit obligations recognized in accumulated other comprehensive loss, net of related income tax effect, for the periods indicated:

	Qualified		Supplemental
	Pension Plan		Pension Plan
	2016	2015	2016	2015
Balance in accumulated other comprehensive loss at the beginning of year	$(8,362)	$(12,856)	$(1,649)	$(1,602)
Change in unrecognized loss recorded in other comprehensive income	(905)	4,494	144	(47)
Balance in accumulated other comprehensive loss at the end of year	$(9,267)	$(8,362)	$(1,505)	$(1,649)

All period-end balances in the table for the qualified pension plan and supplemental pension plan consisted of unrecognized loss.

The estimated net of tax costs that will be amortized from accumulated other comprehensive income into net periodic cost in 2017 is $168 for the qualified plan. The accumulated benefit obligations for the qualified defined benefit pension plan were $67,395 at December 31, 2016, and $66,047 at December 31, 2015.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The assumptions used to determine the benefit obligations as of December 31 is as follows:

	2016	2015
Discount rate qualified plan	3.92%	4.13%
Discount rate supplemental plan	3.54	3.66
Expected long-term rate of return on plan assets (qualified plan)	5.50	6.00

The assumptions used to determine the net cost for the years ended December 31 is as follows:

	2016	2015	2014
Discount rate pension plan	4.13%	3.74%	4.70%
Discount rate supplemental plan	3.66	3.74	4.70
Rate of increase in compensation levels (both plans)	–	3.00	3.00
Expected long-term rate of return on plan assets (qualified plan)	6.00	6.00	6.00

The expected long-term rate of return was estimated using a combination of the historical and expected rate of return for immediate participation guarantee contracts, which is the primary asset of the qualified plan.

Using an actuarial measurement date of December 31, 2016, 2015, and 2014, components of net periodic benefit cost follow:

	2016	2015	2014
Qualified pension plan:
Interest cost	$2,676	$2,640	$2,668
Service cost	–	966	897
Expected return on plan assets	(3,443)	(2,939)	(2,891)
Amortization of net loss	228	2,623	661
Net periodic cost	$(539)	$3,290	$1,335
Supplemental pension plan:
Interest cost	$373	$398	$453
Service cost	–	–	–
Amortization of prior service cost	–	–	–
Amortization of net loss from earlier periods	104	91	6
Net periodic cost	$477	$489	$459

At December 31, 2016, the projected benefit payments for each of the plans are as follows:

	Qualified Pension Plan	Supplemental Pension Plan	Total
2017	$2,821	$749	$3,570
2018	3,011	750	3,761
2019	3,167	751	3,918
2020	3,337	751	4,088
2021	3,506	751	4,257
2022 – 2026	19,253	3,533	22,786
Total	$35,095	$7,285	$42,380

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The following tables summarize the fair value of the Company’s qualified pension plan assets as of the dates indicated:

	December 31, 2016
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market funds	$11,102	–	$11,102	–
Equity security	1,059	$1,059	–	–
Immediate participation guarantee contract	47,516	–	–	$47,516
Total	$59,677	$1,059	$11,102	$47,516

	December 31, 2015
		Fair Value Hierarchy
	Amount	Level 1	Level 2	Level 3
Asset category:
Money market funds	$10,406	–	$10,406	–
Equity security	891	$891	–	–
Immediate participation guarantee contract	47,352	–	–	$47,352
Total	$58,649	$891	$10,406	$47,352

The plan’s investment objective is to minimize risk. The assets of the qualified pension plan are concentrated in a group annuity contract issued by a life insurance company. Pension plan contributions under this contract are maintained in the general account of the insurance company, which invests primarily in corporate and government notes and bonds with ten to fifteen years to maturity. The group annuity contract is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations and considering the credit worthiness of the issuer.

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

	2016	2015
Fair value at the beginning of the period	$47,352	$48,641
Actual return on plan assets	2,756	886
Employer contribution	–	–
Benefits paid	(2,592)	(2,175)
Fair value at the end of the period	$47,516	$47,352

The Company has a deferred retirement plan for certain non-officer directors who have provided at least five years of service. In the event a director dies prior to completion of these payments, payments will go to the director’s heirs. The Company has funded these arrangements through “rabbi trust” arrangements and, based on actuarial analyses, believes these obligations are adequately funded. The Company also has supplemental retirement plans for certain executives of a financial institution it acquired in the past.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

10. Employee Benefit Plans (continued)

The liabilities related to these plans were $4,287 and $4,280 at December 31, 2016 and 2015, respectively. The net expense related to these plans for the years ended December 31, 2016, 2015, and 2014, was $232, $183, and $839, respectively.

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

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan may vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of December 31, 2016, 2,492,600 shares remain available for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the shares. The amount amortized to expense was $1,013, $737, and $376 in 2016, 2015, and 2014, respectively. Outstanding non-vested restricted stock grants had a fair value of $2,061 and an unamortized cost of $1,491 at December 31, 2016. The cost of these shares is expected to be recognized over a weighted-average period of 0.87 years.

The Company recorded stock option compensation expenses of $359, $412, and $465 for 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $433 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 0.89 years.

The following schedule reflects activity in the Company’s vested and non-vested stock options and related weighted-average exercise prices for the periods indicated.

	Year Ended December 31
	2016		2015		2014
	Stock Options	Weighted- Average Exercise	Stock Options	Weighted- Average Exercise	Stock Options	Weighted- Average Exercise
Outstanding at beginning of year	1,421,500	$5.4378	1,631,000	$5.3032	2,955,000	$8.0742
Granted	56,300	7.2900	44,000	6.7780	276,000	6.9653
Exercised	(161,234)	4.8672	(177,700)	4.5579	(4,000)	5.0500
Forfeited	(13,132)	5.0412	(75,800)	5.2706	(60,000)	11.9737
Expired	–	–	–	–	(1,536,000)	10.6730
Outstanding at end of year	1,303,434	$5.5923	1,421,500	$5.4378	1,631,000	$5.3032

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of December 31, 2016.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:	(in years)
$11.160	1.3	–	–	32,000	–
12.025	1.6	–	–	50,000	–
7.220	3.3	–	–	50,000	$112
4.740	4.0	–	–	70,000	330
5.050	4.0	–	–	172,000	757
4.300	4.2	–	–	10,000	52
3.720	4.6	–	–	12,500	72
3.390	5.0	63,500	$385	229,500	1,391
3.800	5.3	2,000	11	8,000	45
4.820	6.1	93,200	432	142,800	661
5.360	6.3	8,000	33	6,000	25
5.700	6.4	8,000	30	12,000	45
6.340	6.6	4,000	12	6,000	19
7.170	7.1	109,800	250	73,000	166
6.010	7.3	4,500	15	3,000	10
5.850	7.4	6,666	24	13,334	48
6.100	7.6	6,666	22	13,334	45
6.700	8.1	19,996	55	10,338	28
7.190	8.6	4,666	11	2,334	5
7.290	9.1	56,300	122	–	–
Total		387,294	$1,402	916,140	$3,811
Weighted-average remaining contractual life		6.8 years		4.8 years
Weighted-average exercise price		$5.8298		$5.4920

The total intrinsic value of options exercised was $481, $459, and $5 in 2016, 2015, and 2014, respectively. The weighted-average grant date fair value of non-vested options at December 31, 2016, was $1.76 per share. In 2016 13,132 non-vested options were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 56,300 options granted during 2016: risk free interest rate of 1.80%, dividend yield of 2.74%, expected stock volatility of 35%, and expected term to exercise of 7.5 years. The following weighted-average assumptions were used to value 44,000 options granted during 2015: risk free interest rate of 1.81%, dividend yield of 2.45%, expected stock volatility of 33.5%, and expected term to exercise of 7.5 years.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

11. Stock-Based Benefit Plans (continued)

The following weighted-average assumptions were used to value 276,000 options granted during 2014: risk free interest rate of 2.37%, dividend yield of 1.82%, expected stock volatility of 32%, and expected term to exercise of 7.5 years.

12. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Wisconsin and Minnesota. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2013 and 2012, respectively. If any interest and/or penalties would be imposed by an appropriate taxing authority, the Company would report the interest component as a reduction of income before income taxes and would report penalties through income tax expense. The Company had no material uncertain tax positions and had not recorded a liability for unrecognized tax benefits as of or during the three years ended December 31, 2016.

The Company’s provision for income taxes consists of the following for the periods indicated:

	Year Ended December 31
	2016	2015	2014
Current income tax expense:
Federal	$6,835	$201	$476
State	152	6	824
Current income tax expense	6,987	207	1,300
Deferred income tax expense:
Federal	1,253	6,450	5,888
State	1,872	1,678	1,662
Deferred income tax expense	3,125	8,128	7,550
Income tax expense	$10,112	$8,335	$8,850

Income tax expense differs from the provision computed at the federal statutory corporate rate as follows:

	Year Ended December 31
	2016	2015	2014
Income before income taxes	$27,066	$22,512	$23,504
Tax expense at federal statutory rate	$9,473	$7,879	$8,230
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,316	1,095	1,095
Bank-owned life insurance	(636)	(654)	(977)
State income tax settlement, net of federal benefit	–	–	518
Other	(41)	15	(16)
Income tax expense	$10,112	$8,335	$8,850

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

12. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31
	2016	2015
Deferred tax assets:
Loan loss reserves	$8,005	$7,082
Pension	7,177	7,407
State net operating losses	2,073	3,532
Deferred compensation	1,719	1,766
Non-deductible losses on foreclosed real estate	1,008	1,431
Restricted stock amortization	589	458
Unrealized loss on investment securities	213	–
Other-than-temporary impairment of investment securities	185	237
Federal net operating losses and AMT credits	–	3,136
Other	1,489	1,317
Total deferred tax assets	22,458	26,366
Deferred tax liabilities:
Mortgage servicing rights	2,636	2,892
Purchase accounting adjustments	2,325	2,575
Property and equipment depreciation	1,332	2,395
FHLB stock dividends	1,200	1,200
Unrealized gain on investment securities	–	483
Other	422	336
Total deferred tax liabilities	7,915	9,881
Net deferred tax asset	$14,543	$16,485

As of December 31, 2016, the Company had $40,387 in net operating loss carryovers for state income tax purposes. The net operating loss carryovers expire in various years through 2031 if unused.

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

December 31, 2016

(Dollars in thousands, except share and per share amounts)

13. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

Off-balance sheet financial instruments or obligations that represent exposure to credit risk under commitments to extend credit are summarized in the following table as of the dates indicated:

	December 31
	2016	2015
Unused commercial lines of credit	$177,672	$146,183
Commercial loans	3,709	6,772
Standby letters of credit	7,821	4,458
Real estate loan commitments:
Fixed rate	34,074	36,921
Adjustable rate	303,546	308,173
Unused consumer lines of credit	160,898	164,989

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses IRLCs and forward commitments to sell loans to manage interest rate risk associated with its loan sales activities, both of which are considered to be free-standing derivative financial instruments under GAAP. Changes in the fair value of these free-standing derivative instruments are recognized currently through earnings. During 2016, 2015, and 2014, net unrealized gains (losses) of $103, $10, and $(10), respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains (losses) of $77, $43, and $(101), recognized in 2016, 2015, and 2014, respectively, on loans held-for-sale, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are free-standing derivative instruments under GAAP. As such, changes in the fair value of these free-standing derivative instruments are recognized currently through earnings. During the years ended December 31, 2016, 2015, and 2014, net unrealized gains of $6,217, $1,794, and $1,527, respectively, and net unrecognized losses of $6,217, $1,794, and $1,527, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

The Company has also entered into interest rate swap arrangements to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. These interest rate swaps were designated as forecasted transaction cash flow hedges by management (refer to Note 7, “Borrowings”). As such, the effective portion of the change in the fair value of these derivatives is recorded in other comprehensive income and the ineffective portion was recorded in interest expense. During the year ended December 31, 2016, unrealized gain net of tax related to interest rate swaps of $17 was recorded in other comprehensive income. There was no amount recorded in other comprehensive income in 2015 or 2014. There was no ineffective portion of this hedge for any of the periods.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

13. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

The following table summarizes the Company’s derivative financial instruments as of the dates indicated.

	December 31, 2016		December 31 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$6,806	$145	$7,961	$166
Forward commitments to sell loans	11,861	52	9,543	(72)
Embedded free-standing derivatives on commercial loans	8,765	258	23,559	705
Receive-fixed free-standing interest rate swaps	299,595	(3,122)	82,780	2,648
Pay-fixed free-standing interest rate swaps	308,360	2,864	106,339	(3,353)
Pay-fixed cash flow hedge interest rate swaps	20,000	28	20,000	–
Net unrealized gains		$225		$94

The unrealized gains shown in the preceding table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

14. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the years ended December 31, 2016 and 2015.

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

December 31, 2016

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of December 31, 2016:

	Weighted- Average	Range
Loan size	$115	$1-$413
Contractual interest rate	3.66%	2.50%-7.10%
Constant prepayment rate (“CPR”)	7.69%	1.41%-21.66%
Remaining maturity in months	215	2-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.67%	9.63%-11.38%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at December 31, 2016 or 2015, and as there was no valuation allowance as of either of those dates.

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

Notes to Consolidated Financial Statements

December 31, 2016

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the dates indicated.

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$50,087	$50,087	$44,501	$44,501
Mortgage related securities available-for-sale	371,880	371,880	407,874	407,874
Mortgage related securities held-to-maturity	93,234	94,266	120,891	121,641
Loans held-for-sale	5,952	5,952	3,350	3,350
Loans receivable, net	1,942,907	1,949,534	1,740,018	1,751,670
Mortgage servicing rights, net	6,569	9,329	7,205	9,455
Federal Home Loan Bank stock	20,261	20,261	17,591	17,591
Accrued interest receivable	6,372	6,372	6,035	6,035
Deposit liabilities	1,864,730	1,823,592	1,795,591	1,786,934
Borrowings	439,150	443,732	372,375	378,266
Advance payments by borrowers	4,770	4,770	3,382	3,382
Accrued interest payable	1,124	1,124	1,091	1,091
Unrealized gain (loss) on:
Interest rate lock commitments on loans	145	145	166	166
Forward commitments to sell loans	52	52	(72)	(72)
Embedded derivatives on commercial loans	258	258	705	705
Receive-fixed free-standing interest rate swaps	(3,122)	(3,122)	2,648	2,648
Pay-fixed free-standing interest rate swaps	2,864	2,864	(3,353)	(3,353)
Pay-fixed cash flow hedge interest rate swaps	28	28	–	–

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

14. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$5,952	–	$5,952
Mortgage-related securities available-for-sale	–	371,880	–	371,880
Total	–	$377,832	–	$377,832

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$3,350	–	$3,350
Mortgage-related securities available-for-sale	–	407,874	–	407,874
Total	–	$411,224	–	$411,224

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At December 31, 2016, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 5.5% to 11.5%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $158 was recorded for loans with a recorded investment of $22,466 at December 31, 2016. These amounts were $535 and $37,119 at December 31, 2015, respectively. Provision for loan losses related to these loans was $158, $535, and $316 in 2016, 2015, and 2014, respectively.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of December 31, 2016, $1,882 in foreclosed properties were valued at collateral value compared to $2,794 at December 31, 2015. Losses of $197, $330, and $856 related to these foreclosed properties valued at collateral value were recorded during the twelve months ended December 31, 2016, 2015, and 2014, respectively.

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements

STATEMENT OF FINANCIAL CONDITION

	December 31
	2016	2015

Assets
Cash and cash equivalents	$25,996	$23,873
Investment in subsidiary	258,956	254,200
Other assets	1,689	1,321

Total assets	$286,641	$279,394

Liabilities and shareholders’ equity

Total liabilities	–	–
Shareholders’ equity:
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2016 and 2015 Issued–78,783,849 shares in 2016 and 2015 Outstanding–45,691,790 shares in 2016 and 45,443,548 shares in 2015	$788	$788
Additional paid-in capital	484,940	486,273
Retained earnings	171,633	164,482
Accumulated other comprehensive loss	(11,139)	(9,365)
Treasury stock–33,092,059 shares in 2016 and 33,340,301 shares in 2015	(359,581)	(362,784)
Total shareholders’ equity	286,641	279,394

Total liabilities and shareholders’ equity	$286,641	$279,394

STATEMENT OF INCOME

	Year Ended December 31
	2016	2015	2014
Total income	$35	$34	$20
Total expenses	955	833	974
Loss before income taxes	(920)	(799)	(954)
Income tax benefit	(367)	(318)	(377)
Loss before equity in earnings of subsidiary	(553)	(481)	(577)
Equity in earnings of subsidiary	17,507	14,658	15,242

Net income	$16,954	$14,177	$14,665

Bank Mutual Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(Dollars in thousands, except share and per share amounts)

15. Condensed Parent Company Only Financial Statements (continued)

STATEMENT OF TOTAL COMPREHENSIVE INCOME

	Year Ended December 31
	2016	2015	2014
Net income	$16,954	$14,177	$14,665
Other comprehensive income (loss), net of income taxes:
Defined benefit pension plans:
Unrecognized gain (loss) and net prior service costs, net of deferred income taxes of $(503) in 2016, $2,576 in 2015, and $(5,328) in 2014	(754)	3,863	(7,992)
Curtailment gain on plan amendment, net of deferred income taxes of $409	–	614	–
	(754)	4,477	(7,992)
Unrealized holding gains:
Change in net unrealized gains and losses on securities available-for-sale, net of deferred income taxes of $(695) in 2016, $(1,815) in 2015,and $(512) in 2014	(1,037)	(2,706)	(764)
Reclassification adjustment for gain on securities included in income, net of income taxes of $(41)	–	–	(61)
	(1,037)	(2,706)	(825)
Interest rate swaps:
Change in net unrealized gain on interest rate swaps, net of deferred income taxes of $11	17	–	–
Total other comprehensive income (loss), net of income taxes	(1,774)	1,771	(8,817)

Total comprehensive income	$15,180	$15,948	$5,848

STATEMENT OF CASH FLOWS

	Year Ended December 31
	2016	2015	2014
Operating activities:
Net income	$16,954	$14,177	$14,665
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(17,507)	(14,658)	(15,242)
Stock-based compensation	144	130	163
Other operating activities	(368)	(310)	(434)
Net cash used by operating activities	(777)	(661)	(848)
Investing activities:
Dividends from Bank subsidiary	11,275	24,852	14,063
Net cash provided by investing activities	11,275	24,852	14,063
Financing activities:
Cash dividends	(9,803)	(8,760)	(6,984)
Proceeds from exercise of stock options	720	730	20
Purchases of treasury stock	(221)	(10,545)	–
Other financing activities	929	704	376
Net cash used in financing activities	(8,375)	(17,871)	(6,588)
Increase in cash and cash equivalents	2,123	6,320	6,627
Cash and cash equivalents at beginning of year	23,873	17,553	10,926

Cash and cash equivalents at end of year	$25,996	$23,873	$17,553

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The management of the Company, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that the disclosure controls and procedures were effective.

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

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment and those criteria, management believes that as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bank Mutual Corporation

Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Bank Mutual Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated March 6, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 6, 2017

Item 9B.   Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Information in response to this item is incorporated herein by reference to “Election of Directors and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders on May 1, 2017 (the “2017 Annual Meeting Proxy Statement”).

The following table lists the executive officers of the Company and the Bank as of March 6, 2017.

Name and Age	Officers and Positions with the Company and the Bank (1)	Executive Officer Since

David A. Baumgarten, 66	Chief Executive Officer since 2013 and President since 2010	2010

Michael W. Dosland, 57	Senior Vice President and Chief Financial Officer; Principal Financial Officer of the Company (2)	2008

James P. Carter, 59	Vice President and Secretary of the Company; Vice President Corporate Counsel of the Bank	2009

Richard L. Schroeder, 59	Vice President – Controller; Principal Accounting Officer of the Company,	2009

	Officers and Positions with the Bank (1)

Joseph W. Fikejs, 46	Senior Vice President and Chief Operating Officer since 2015; previously, Vice President of Finance and Operations of Bergstrom Corporation from 2010 to 2015	2015

Gregory A. Larson, 62	Senior Vice President – Director of Commercial Banking since 2010	2011

Patrick W. Lawton, 54	Senior Vice President – Investment Real Estate since 2013; formerly Senior Vice President – Real Estate of BMO Harris Bank (M&I Bank)	2014

Christopher L. Mayne, 52	Senior Vice President – Chief Credit Officer since 2011	2011

Terri M. Pfarr, 56	Senior Vice President – Human Resources since 2014, and its Vice President – Human Resources from 2013 to 2015; formerly Director of Human Resources for ACC Holding, Inc.	2014

Lawrence L. Turner, 55	Senior Vice President – Residential Lending since 2016; previously its Vice President – Residential Regional Sales Manager in 2015; formerly Vice President – Regional Residential Sales Manager for Johnson Bank (3)	2017

Kimberlie D. Weekley, 46	Senior Vice President, Director of Retail Banking and Sales since 2014; previously, Vice President – Market Manager of BMO Harris Bank (M&I Bank)	2014

(1)	Excluding directorships and executive positions with the Bank’s subsidiaries, which positions do not constitute a substantial part of the officers’ duties. Includes other positions held in the past five years, if the individuals have not held their current positions for that entire period.
(2)	Mr. Dosland was President and Chief Executive Officer of Vantus Bank and First Federal Bankshares from 2006 to August 2008. In September 2009, Vantus Bank was closed by the Office of Thrift Supervision, and the FDIC was appointed as Vantus’ receiver. Those events occurred more than one year after Mr. Dosland left his positions with Vantus Bank.
(3)	Mr. Turner was initially designated as an executive officer by the Bank’s board of directors in February 2017.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation,” “Directors' Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Executive Compensation,” and “Risk Management and Compensation” in the 2017 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners” in the 2017 Annual Meeting Proxy Statement.

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

2004 Stock Incentive Plan approved by shareholders	1,162,300	$5.4557	None
2014 Incentive Compensation Plan approved by shareholders	141,134	6.7175	2,492,600
Equity compensation plans not approved by security holders	None	None	None

Total	1,303,434	$5.5923	2,492,600

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to “Election of Directors—Board Meetings and Committees” and “Certain Transactions and Relationships with the Company” in the 2017 Annual Meeting Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2017 Annual Meeting Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the Report:

1. and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of the Company and subsidiaries are filed as part of this report under “Item 8. Financial Statements and Supplementary Data”:

•	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on the consolidated financial statements.

•	Consolidated Statements of Financial Condition—As of December 31, 2016 and 2015.

•	Consolidated Statements of Income—Years Ended December 31, 2016, 2015, and 2014.

•	Consolidated Statements of Total Comprehensive Income—Years Ended December 31, 2016, 2015, and 2014.

•	Consolidated Statements of Equity—Years Ended December 31, 2016, 2015, and 2014.

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2016, 2015, and 2014.

•	Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK MUTUAL CORPORATION
March 6, 2017

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

Signature and Title

/s/ David A. Baumgarten	/s/ Thomas H. Buestrin
David A. Baumgarten, President, Chief Executive Officer, and Director (Principal Executive Officer)	Thomas H. Buestrin, Director

/s/ Michael W. Dosland	/s/ Mark C. Herr
Michael W. Dosland, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Mark C. Herr, Director

/s/ Richard L. Schroeder	/s/ Lisa A. Mauer
Richard L. Schroeder, Vice President and	Lisa A. Mauer, Director
Controller (Principal Accounting Officer)

/s/ Michael T. Crowley, Jr.	/s/ William J. Mielke
Michael T. Crowley, Jr., Chairman and Director	William J. Mielke, Director

/s/ David C. Boerke	/s/ Robert B. Olson
David C. Boerke, Director	Robert B. Olson, Director

/s/ Richard A. Brown	/s/ Michael I. Shafir
Richard A. Brown, Director	Michael I. Shafir, Director

*	Each of the above signatures is affixed as of March 6, 2017.

BANK MUTUAL CORPORATION

(“Bank Mutual Corporation” or the “Company”)

Commission File No. 000-32107

EXHIBIT INDEX
TO
2016 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended December 31, 2016:

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

3(i)	Restated Articles of Incorporation, as last amended May 29, 2003, of Bank Mutual Corporation (the “Articles”)	Exhibit 3(i) to the Company's Registration Statement on Form S-1, Registration No. 333-105685

3(ii)	Bylaws, as last amended May 7, 2007, of Bank Mutual Corporation	Exhibit 3.1 to the Company’s Report on Form 8-K dated May 7, 2007

4.1	The Articles	Exhibit 3(i) above

10.1*	Bank Mutual Corporation Savings Restoration Plan and Bank Mutual Corporation ESOP Restoration Plan (terminated, other than for accrued benefits)	Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

10.2*	Bank Mutual Corporation Outside Directors’ Retirement Plan	Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

10.3*	Mutual Savings Bank Executive Excess Benefit Plan (benefits frozen) **	Exhibit 10.3 to Bank Mutual Corporation’s Registration Statement on Form S-1, Registration No. 333-39362 (“2000 S-1”)

10.4(a)*	Employment Agreement between Mutual Savings Bank and Michael T. Crowley Jr. dated December 21, 1993 (in effect only as to post-retirement matters)	Exhibit 10.5(a) to 2000 S-1

10.4(b)*	Amendment thereto dated February 17, 1998	Exhibit 10.5(b) to 2000 S-1

10.5*	Form of Employment Agreement (with Messrs. Dosland, Fikejs, Larson, Mayne, Lawton, and certain other executive officers; continuing through 2017)	Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”)

10.6*	Employment Agreement of Mr. Baumgarten with Bank Mutual dated as of April 5, 2010 (continuing through 2018)	Exhibit 10.1 to the Company’s Report on Form 8-K dated April 5, 2010

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.7(a)*	Non-Qualified Deferred Retirement Plan for Directors of First Northern Savings Bank	Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10.7(b)*	Amendment No. 1 thereto	Exhibit 10.3.2 to First Northern Capital Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998

10.8(a)*	Bank Mutual Corporation 2004 Stock Incentive Plan (superseded)	Appendix A to Proxy Statement for 2004 Annual Meeting of Shareholders

10.8(b)*	Form of Bank Mutual Corporation Director Stock Option Agreement thereunder (superseded)	Exhibit 10.11(b)(ii) to the 2010 10-K

10.8(c)(i)*	Form of Option Agreement thereunder—Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.1(c ) to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004

10.8(c)(ii)*	2010 updated Form of Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.11(c )(ii) to the 2010 10-K

10.8(c)(iii)*	2012 alternate Form of Bank Mutual Corporation Incentive Stock Option Agreement (superseded)	Exhibit 10.10(c)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

10.9(a)*	Bank Mutual Corporation 2014 Incentive Compensation Plan (the “2014 Plan”)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

Forms of Award Agreements under the 2014 Plan:

10.9(b)*	Form of Incentive Stock Option Agreement (standard)	Exhibit 10.2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (“6/30/14 10-Q”)

10.9(c)*	Form of Incentive Stock Option Agreement (for Mr. Baumgarten)	Exhibit 10.2(b) to 6/30/14 10-Q

10.9(d)*	Form of Director Stock Option Agreement	Exhibit 10.2(c) to 6/30/14 10-Q

10.9(e)*	Form of Restricted Stock award (standard)	Exhibit 10.2(d) to 6/30/14 10-Q

10.9(f)*	Form of Restricted Stock Award (for Mr. Baumgarten)	Exhibit 10.2(e) to 6/30/14 10-Q

10.9(g)*	Form of Restricted Stock Award (for directors)	Exhibit 10.2(f) to 6/30/14 10-Q

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

10.10*	Bank Mutual Corporation Management Incentive Compensation Plan	Exhibit 10.11(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015

10.11	Agreement dated February 22, 2016 among the Company and Clover Partners, L.P. MHC Mutual Conversion Fund, L.P., Clover Investment, L.L.C., and Johnny Guerry	Exhibit 10.1 to the Company’s Report on Form 8-K dated February 22, 2016

21.1	List of Subsidiaries		X

23.1	Consent of Deloitte & Touche LLP		X

24.1	Powers of Attorney	Signature Page of this Report

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flow, and (v) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

Exhibit	Description	Incorporated Herein by Reference To	Filed Herewith

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.
**	Mutual Savings Bank is now known as “Bank Mutual.”

