Form 10-Q
period 2017-03-31
BANK MUTUAL CORP
filed 2017-05-02
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,932,253 shares, at May 2, 2017.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	March 31	December 31
	2017	2016
	(Dollars in thousands)
Assets

Cash and due from banks	$26,945	$31,284
Interest-earning deposits	16,625	18,803
Cash and cash equivalents	43,570	50,087
Mortgage-related securities available-for-sale, at fair value	380,101	371,880
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $93,652 in 2017 and $94,266 in 2016)	92,722	93,234
Loans held-for-sale	1,971	5,952
Loans receivable (net of allowance for loan losses of $20,622 in 2017 and $19,940 in 2016)	1,968,106	1,942,907
Mortgage servicing rights, net	6,482	6,569
Other assets	175,417	177,895

Total assets	$2,668,369	$2,648,524

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$1,902,483	$1,864,730
Borrowings	423,384	439,150
Advance payments by borrowers for taxes and insurance	13,392	4,770
Other liabilities	40,668	53,233
Total liabilities	2,379,927	2,361,883
Shareholders’ equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2017 and 2016 Issued and outstanding–none in 2017 and 2016	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2017 and 2016 Issued–78,783,849 shares in 2017 and 2016
Outstanding–45,927,719 shares in 2017 and 45,691,790 in 2016	788	788
Additional paid-in capital	482,859	484,940
Retained earnings	172,749	171,633
Accumulated other comprehensive loss	(11,294)	(11,139)
Treasury stock–32,856,130 shares in 2017 and 33,092,059 in 2016	(356,660)	(359,581)
Total shareholders’ equity	288,442	286,641

Total liabilities and shareholders’ equity	$2,668,369	$2,648,524

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands, except per share data)
Interest income:
Loans	$18,720	$16,936
Mortgage-related securities	2,494	3,261
Investment securities	137	102
Interest-earning deposits	13	8
Total interest income	21,364	20,307
Interest expense:
Deposit liabilities	1,452	1,405
Borrowings	1,360	1,254
Total interest expense	2,812	2,659
Net interest income	18,552	17,648
Provision for (recovery of) loan losses	717	(573)
Net interest income after provision for (recovery of) loan losses	17,835	18,221
Non-interest income:
Deposit-related fees and charges	2,714	2,765
Loan-related fees	851	1,258
Mortgage banking revenue, net	721	825
Brokerage, advisory, and insurance revenue	652	867
Income from bank-owned life insurance (“BOLI”)	437	464
Other non-interest income	63	66
Total non-interest income	5,438	6,245
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	11,229	10,467
Occupancy, equipment, and data processing costs	3,742	3,532
Advertising and marketing	551	585
Federal insurance premiums	328	422
Losses and expenses on foreclosed real estate, net	54	42
Other non-interest expense	2,029	2,369
Total non-interest expense	17,933	17,417
Income before income taxes	5,340	7,049
Income tax expense	1,700	2,576

Net income	$3,640	$4,473

Per share data:
Earnings per share–basic	$0.08	$0.10
Earnings per share–diluted	$0.08	$0.10
Cash dividends per share paid	$0.055	$0.050

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)

Net income	$3,640	$4,473
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $(153) in 2017 and $1,627 in 2016	(228)	2,428
Change in net unrealized gain (loss) on interest rate swaps, net of deferred income taxes of $12 in 2017 and $(105) in 2016	18	(158)
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $37 in 2017 and $34 in 2016	55	51
Total other comprehensive income (loss), net of tax	(155)	2,321

Total comprehensive income	$3,485	$6,794

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2017	$788	$484,940	$171,633	$(11,139)	$(359,581)	$286,641
Net income	–	–	3,640	–	–	3,640
Other comprehensive loss	–	–	–	(155)	–	(155)
Issuance of restricted stock	–	(1,487)	–	–	1,487	–
Exercise of stock options	–	(1,014)	–	–	1,434	420
Share based payments	–	420	–	–	–	420
Cash dividends ($0.055 per share)	–	–	(2,524)	–	–	(2,524)

Balance at March 31, 2017	$788	$482,859	$172,749	$(11,294)	$(356,660)	$288,442

Balance at January 1, 2016	$788	$486,273	$164,482	$(9,365)	$(362,784)	$279,394
Net income	–	–	4,473	–	–	4,473
Other comprehensive income	–	–	–	2,321	–	2,321
Purchase of treasury stock	–	–	–	–	(42)	(42)
Issuance of restricted stock	–	(1,668)	–	–	1,668	–
Exercise of stock options	–	(14)	–	–	24	10
Share based payments	–	365	–	–	–	365
Cash dividends ($0.05 per share)	–	–	(2,278)	–	–	(2,278)

Balance at March 31, 2016	$788	$484,956	$166,677	$(7,044)	$(361,134)	$284,243

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Operating activities:
Net income	$3,640	$4,473
Adjustments to reconcile net income to net cash from operating activities:
Net premium amortization on securities	546	707
Provision for (recovery of) loan losses	717	(573)
Gain on foreclosed real estate, net	(45)	(86)
Amortization of mortgage servicing rights	332	433
Loans originated for sale	(16,200)	(21,228)
Proceeds from loan sales	20,369	20,986
Gain on loan sales activities, net	(433)	(612)
Provision for depreciation	835	835
Deferred income tax expense (benefit)	(102)	1,412
Other, net	(11,903)	(6,292)
Net cash provided (used) by operating activities	(2,244)	55
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	26,578	25,275
Principal repayments on mortgage-related securities held-to-maturity	428	9,614
Purchases of mortgage-related securities available-for-sale	(35,641)	(28,161)
Purchases of FHLB of Chicago stock	(3,825)	(817)
Redemptions of FHLB of Chicago stock	5,059	–
Net increase in loans receivable	(25,972)	(47,217)
Proceeds from sale of foreclosed properties	1,023	641
Net purchases of premises and equipment	(428)	(468)
Net cash used by investing activities	(32,778)	(41,133)
Financing activities:
Net increase in deposit liabilities	37,753	14,434
Net increase (decrease) in short-term borrowings	(15,000)	15,000
Repayments of long-term borrowings	(766)	(9,534)
Net increase in advance payments by borrowers for taxes and insurance	8,622	9,165
Cash dividends	(2,524)	(2,278)
Purchases of treasury stock	–	(42)
Other, net	420	10
Net cash provided by financing activities	28,505	26,755
Decrease in cash and cash equivalents	(6,517)	(14,323)
Cash and cash equivalents at beginning of period	50,087	44,501
Cash and cash equivalents at end of period	$43,570	$30,178
Supplemental information:
Cash paid (received) in period for:
Interest on deposit liabilities and borrowings	$2,838	$2,605
Income taxes	50	(2,032)
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	56	516

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

In 2017 the FASB issued new accounting guidance related to improving the presentation of net periodic pension costs and net periodic postretirement benefit costs. For the Company this guidance is effective for periods beginning after December 15, 2017, which will be the first quarter of 2018. The Company’s adoption of this item is not expected to have a material impact on its results of operations.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$187,122	$742	$(964)	$186,900
Federal National Mortgage Association	173,700	497	(1,071)	173,126
Government National Mortgage Association	5,141	3	(71)	5,073
Private-label CMOs	15,044	163	(205)	15,002
Total available-for-sale	$381,007	$1,405	$(2,311)	$380,101
Securities held-to-maturity:
Federal National Mortgage Association	$92,722	$930	–	$93,652
Total held-to-maturity	$92,722	$930	–	$93,652

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$187,958	$929	$(1,049)	$187,838
Federal National Mortgage Association	162,936	759	(1,085)	162,610
Government National Mortgage Association	5,279	3	(80)	5,202
Private-label CMOs	16,233	220	(223)	16,230
Total available-for-sale	$372,406	$1,911	$(2,437)	$371,880
Securities held-to-maturity:
Federal National Mortgage Association	$93,234	$1,032	–	$94,266
Total held-to-maturity	$93,234	$1,032	–	$94,266

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	March 31, 2017
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$856	29	$98,830	$108	3	$12,333	$964	$111,163
Federal National Mortgage Association	1,070	31	100,972	1	2	1,182	1,071	102,154
Government National Mortgage Association	71	2	5,053	–	–	–	71	5,053
Private-label CMOs	21	2	2,009	184	11	8,771	205	10,780
Total available-for-sale	$2,018	64	$206,864	$293	16	$22,286	$2,311	$229,150

	December 31, 2016
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$459	14	$35,938	$590	17	$75,151	$1,049	$111,089
Federal National Mortgage Association	345	11	33,559	740	17	58,366	1,085	91,925
Government National Mortgage Association	80	2	5,182	–	–	–	80	5,182
Private-label CMOs	18	2	2,398	205	11	9,286	223	11,684
Total available-for-sale	$902	29	$77,077	$1,535	45	$142,803	$2,437	$219,880

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of March 31, 2017, and December 31, 2016. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label collateralized mortgage obligations (“CMOs”), a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of March 31, 2017, and December 31, 2016, the Company had private-label CMOs, with a fair value of $10,660 and $11,625, respectively, and unrealized gains (losses) of $(10) and $37, respectively that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended March 31
	2017	2016
Beginning balance of unrealized OTTI related to credit losses	$460	$592
Reductions for increase in cash flows expected to be received	(59)	(35)
Ending balance of unrealized OTTI related to credit losses	$401	$557
Adjusted cost at end of period	$3,090	$4,061
Estimated fair value at end of period	$3,227	$4,389

Results of operations included no gross realized gains or losses on the sale of securities during either of the three-month periods ended March 31, 2017 or 2016.

Mortgage-related securities available-for-sale with a fair value of approximately $39,055 and $44,155 at March 31, 2017, and December 31, 2016, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	March 31	December 31
	2017	2016
Commercial loans:
Commercial and industrial	$252,068	$241,689
Commercial real estate	362,499	375,459
Multi-family real estate	538,653	506,136
Construction and development loans:
Commercial real estate	34,040	34,125
Multi-family real estate	294,124	328,186
Land and land development	13,561	12,484
Total construction and development	341,725	374,795
Total commercial loans	1,494,945	1,498,079
Retail loans:
One- to four-family first mortgages:
Permanent	456,292	457,014
Construction	47,062	42,961
Total one- to four-family first mortgages	503,354	499,975
Home equity loans:
Fixed term home equity	102,130	105,544
Home equity lines of credit	67,736	70,043
Total home equity loans	169,866	175,587
Other consumer loans:
Student	6,463	6,810
Other	11,317	11,373
Total other consumer loans	17,780	18,183
Total retail loans	691,000	693,745
Gross loans receivable	2,185,945	2,191,824
Undisbursed loan proceeds	(195,825)	(227,537)
Allowance for loan losses	(20,622)	(19,940)
Deferred fees and costs, net	(1,392)	(1,440)
Total loans receivable, net	$1,968,106	$1,942,907

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At March 31, 2017, and December 31, 2016, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $565,000 and $586,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $985,368 and $996,985 at March 31, 2017, and December 31, 2016, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

	At or for the Three Months Ended March 31, 2017
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$3,840	$4,630	$5,307	2,680	$2,518	$965	$19,940
Provision	198	68	632	(252)	25	46	717
Charge-offs	–	–	–	–	(13)	(93)	(106)
Recoveries	–	2	31	–	6	32	71
Ending balance	$4,038	$4,700	$5,970	$2,428	$2,536	$950	$20,622
Loss allowance individually evaluated for impairment	$21	$89	–	$27	$17	$44	$198
Loss allowance collectively evaluated for impairment	$4,017	$4,611	$5,970	$2,401	$2,519	$906	$20,424

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$5,547	$9,817	$3,889	$1,268	$4,463	$487	$25,471
Loans collectively evaluated for impairment	246,521	352,682	534,764	173,066	470,457	187,159	1,964,649
Total loans receivable	$252,068	$362,499	$538,653	$174,334	$474,920	$187,646	$1,990,120

	At or for the Three Months Ended March 31, 2016
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Provision	(413)	(727)	702	(182)	11	36	(573)
Charge-offs	–	(20)	–	–	(21)	(135)	(176)
Recoveries	2	16	30	–	25	19	92
Ending balance	$3,247	$4,065	$4,069	$2,653	$1,850	$1,100	$16,984
Loss allowance individually evaluated for impairment	$367	–	–	–	–	–	$367
Loss allowance collectively evaluated for impairment	$2,880	$4,065	$4,069	$2,653	$1,850	$1,100	$16,617

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$9,782	$9,064	$4,029	$2,092	$2,939	$744	$28,650
Loans collectively evaluated for impairment	223,169	303,085	437,170	132,138	470,721	211,115	1,777,398
Total loans receivable	$232,951	$312,149	$441,199	$134,230	$473,660	$211,859	$1,806,048

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in an increase in the total allowance for loan losses of $642 during the three months ended March 31, 2017, and a decrease of $489 during the three months ended March 31, 2016.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	March 31, 2017
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	$292	$303	$21	$323	$5
Lines of credit	–	–	–	–	–
Total commercial and industrial	292	303	21	323	5
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	749	749	89	375	5
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	749	749	89	375	5
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	108	108	27	114	–
Total construction and development	108	108	27	114	–
One- to four-family	1,970	1,988	17	2,092	–
Home equity and other consumer:
Home equity	72	72	44	112	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	72	72	44	112	–
Total with an allowance recorded	$3,191	$3,220	$198	$3,016	$10

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$67	$103	–	$67	$1
Lines of credit	440	451	–	504	2
Total commercial and industrial	507	554	–	571	3
Commercial real estate:
Office	1,890	2,407	–	1,929	72
Retail/wholesale/mixed	666	1,370	–	679	22
Industrial/warehouse	179	265	–	180	1
Other	–	149	–	–	3
Total commercial real estate	2,735	4,191	–	2,788	98
Multi-family real estate	268	292	–	271	6
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	643	708	–	452	9
Total construction and development	643	708	–	452	9
One- to four-family	3,045	3,254	–	3,050	17
Home equity and other consumer:
Home equity	899	953	–	849	2
Student	–	–	–	–	–
Other	66	83	–	56	–
Total home equity and other consumer	965	1,036	–	905	2
Total with no allowance recorded	$8,163	$10,035	–	$8,037	$135

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

	December 31, 2016
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	$354	$360	$96	$144	$20
Lines of credit	–	–	–	–	–
Total commercial and industrial	354	360	96	144	20
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	–	–	–	–	–
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	119	119	1	48	–
Total construction and development	119	119	1	48	–
One- to four-family	2,214	2,214	17	889	–
Home equity and other consumer:
Home equity	152	148	44	46	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	152	148	44	46	–
Total with an allowance recorded	$2,839	$2,841	$158	$1,127	$20

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$67	$103	–	$94	$3
Lines of credit	567	578	–	983	28
Total commercial and industrial	634	681	–	1,077	31
Commercial real estate:
Office	1,967	2,413	–	2,044	146
Retail/wholesale/mixed	691	1,381	–	1,348	96
Industrial/warehouse	181	265	–	188	14
Other	–	151	–	4	14
Total commercial real estate	2,839	4,210	–	3,584	270
Multi-family real estate	274	292	–	226	24
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	260	322	–	203	16
Total construction and development	260	322	–	203	16
One- to four-family	3,054	3,316	–	2,739	20
Home equity and other consumer:
Home equity	798	835	–	805	9
Student	–	–	–	–	–
Other	46	62	–	75	–
Total home equity and other consumer	844	897	–	880	9
Total with no allowance recorded	$7,905	$9,718	–	$8,709	$370

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	March 31, 2017
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$74,883	$2,192	$1,560	$635	$79,270
Lines of credit	123,438	29,443	15,005	4,912	172,798
Total commercial and industrial	198,321	31,635	16,565	5,547	252,068
Commercial real estate:
Office	113,658	4,506	14,283	2,616	135,063
Retail/wholesale/mixed use	142,269	2,233	15,689	1,755	161,946
Industrial/warehouse	39,964	12,729	–	5,446	58,139
Other	7,351	–	–	–	7,351
Total commercial real estate	303,242	19,468	29,972	9,817	362,499
Multi-family real estate	506,145	20,879	7,740	3,889	538,653
Construction and development:
Commercial real estate	10,675	8,650	–	–	19,325
Multi-family real estate	141,449	–	–	–	141,449
Land and land development	12,117	175	–	1,268	13,560
Total construction/development	164,241	8,825	–	1,268	174,334
One- to four-family	469,539	433	485	4,463	474,920
Home equity and other consumer:
Home equity	169,445	–	–	421	169,866
Student	6,463	–	–	–	6,463
Other	11,235	16	–	66	11,317
Total home equity and other consumer	187,143	16	–	487	187,646
Total	$1,828,631	$81,256	$54,762	$25,471	$1,990,120

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at March 31, 2017, or December 31, 2016. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at March 31, 2017, or December 31, 2016.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	March 31, 2017
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	$48	$48	$79,222	$79,270	$359
Lines of credit	–	–	411	411	172,387	172,798	440
Total commercial and industrial	–	–	459	459	251,609	252,068	799
Commercial real estate:
Office	–	–		–	135,063	135,063	1,890
Retail/wholesale/mixed	$210	–	749	959	160,987	161,946	1,415
Industrial/warehouse	–	–	179	179	57,960	58,139	179
Other	–	–	–	–	7,351	7,351	–
Total commercial real estate	210	–	928	1,138	361,361	362,499	3,484
Multi-family real estate	2,914	–	–	2,914	535,739	538,653	268
Construction and development:
Commercial real estate	–	–	–	–	19,325	19,325	–
Multi-family real estate	–	–	–	–	141,449	141,449	–
Land and land development	457	–	–	457	13,103	13,560	528
Total construction	457	–	–	457	173,877	174,334	528
One- to four-family	6,314	$608	2,881	9,803	465,117	474,920	3,045
Home equity and other consumer:
Home equity	715	179	421	1,315	168,551	169,866	421
Student	246	81	253	580	5,883	6,463	–
Other	73	46	66	185	11,132	11,317	66
Total home equity and other consumer	1,034	306	740	2,080	185,566	187,646	487
Total	$10,929	$914	$5,008	$16,851	$1,973,269	$1,990,120	$8,611

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

As of March 31, 2017, and December 31, 2016, $253 and $295 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of March 31, 2017, and December 31, 2016, TDRs were $5,669 and $5,772, respectively, and consisted primarily of commercial and industrial and one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $2,743 and $2,815, respectively. Additions to TDRs during the three month periods ended March 31, 2017 and 2016, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same three and twelve month periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Three Months Ended March 31
	2017	2016
MSRs at beginning of the period, net	$6,569	$7,205
Additions	245	206
Amortization	(332)	(433)
MSRs at end of the period, net	$6,482	$6,978

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for nine months ending December 31:	2017	$695
Estimate for years ending December 31:	2018	820
	2019	726
	2020	633
	2021	549
	2022	528
	Thereafter	2,531
	Total	$6,482

The projection of amortization for mortgage servicing rights is based future contractual principal and interest cash flows expected as of March 31, 2017. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	March 31	December 31
	2017	2016
Accrued interest:
Loans receivable	$5,326	$5,357
Mortgage-related securities	1,042	1,015
Total accrued interest	6,368	6,372
Foreclosed properties and repossessed assets:
Commercial real estate	1,559	1,559
Land and land development	–	598
One-to four-family	463	787
Total foreclosed properties and repossessed assets	2,022	2,944
Bank-owned life insurance	63,935	63,494
Premises and equipment, net	46,443	47,343
Federal Home Loan Bank stock, at cost	19,027	20,261
Deferred tax asset, net	14,869	14,543
Other assets	22,753	22,938
Total other assets	$175,417	$177,895

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $2,027 and $2,424 at March 31, 2017, and December 31, 2016, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	March 31	December 31
	2017	2016
Checking accounts:
Non-interest-bearing	$318,628	$309,137
Interest-bearing	252,190	238,142
Total checking accounts	570,818	547,279
Money market accounts	560,547	558,905
Savings accounts	242,423	234,038
Certificates of deposit:
Due within one year	341,324	325,408
After one but within two years	154,677	162,138
After two but within three years	28,366	31,938
After three but within four years	2,016	2,246
After four but within five years	2,312	2,778
Total certificates of deposits	528,695	524,508
Total deposit liabilities	$1,902,483	$1,864,730

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	March 31, 2017		December 31, 2016
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB overnight advances	$270,000	0.91%	$285,000	0.70%
FHLB term advances maturing in:
2017	63,397	0.97	63,397	0.89
2018	22,547	1.60	22,547	1.60
2019	16,788	3.08	16,838	3.09
2020	23,758	3.68	24,338	3.72
2021	14,623	3.02	14,674	3.03
2022	5,924	5.11	5,967	5.11
Thereafter	6,347	4.04	6,389	4.04
Total borrowings	$423,384	1.38%	$439,150	1.22%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

7. Borrowings (continued)

As discussed in Note 12, “Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments,” the Company has entered into cash flow hedges using interest rate swaps to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. Two advances maturing in April 2017 of $10,000 each have corresponding pay-fixed interest rate swaps that mature in 2018 and 2019, respectively. Although these advances have stated interest rates of 0.72%, they have effective interest rates including the impact of the interest rate swaps of 0.95% and 1.21%, respectively. However, these advances have been included in the table, above, at their contractual rates and maturities. If they had been included in the table at their hedge-adjusted rates and maturities, the advances reported as maturing in 2018 and 2019 would have each been $10,000 higher and the weighted average rates for those maturity years would have been 1.40% and 2.38% as of March 31, 2017, respectively. Furthermore, the weighted average rate reported for total borrowings would have been 1.39% as of the same date.

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

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

8. Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies and as defined in applicable regulations. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of March 31, 2017, and December 31, 2016, the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
At the Company:
Total capital	$315,381	15.60%	$161,696	8.00%	$202,120	10.00%
Tier 1 capital	294,759	14.58	121,272	6.00	161,696	8.00
CET1 capital	294,759	14.58	90,954	4.50	131,378	6.50
Tier 1 leverage capital	294,759	11.15	105,773	4.00	132,216	5.00
At the Bank:
Total capital	$288,204	14.26%	$161,665	8.00%	$202,081	10.00%
Tier 1 capital	267,582	13.24	121,249	6.00	161,665	8.00
CET1 capital	267,582	13.24	90,937	4.50	131,353	6.50
Tier 1 leverage capital	267,582	10.17	105,252	4.00	131,564	5.00

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
At the Company:
Total capital	$312,503	15.50%	$161,329	8.00%	$201,661	10.00%
Tier 1 capital	292,563	14.51	120,997	6.00	161,329	8.00
CET1 capital	292,563	14.51	90,747	4.50	131,080	6.50
Tier 1 leverage capital	292,563	11.11	105,333	4.00	131,666	5.00
At the Bank:
Total capital	$285,016	14.14%	$161,247	8.00%	$201,559	10.00%
Tier 1 capital	265,076	13.15	120,936	6.00	161,247	8.00
CET1 capital	265,076	13.15	90,702	4.50	131,014	6.50
Tier 1 leverage capital	265,076	10.09	105,108	4.00	131,385	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31
	2017	2016

Net income	$3,640	$4,473
Weighted average shares outstanding	45,377,679	45,069,389
Vested restricted stock for period	120,238	91,542
Basic shares outstanding	45,497,917	45,160,931
Net dilutive effect of:
Stock option shares	485,413	385,695
Non-vested restricted stock	73,913	47,188
Diluted shares outstanding	46,057,243	45,593,814
Basic earnings per share	$0.08	$0.10
Diluted earnings per share	$0.08	$0.10

The Company had stock options for 82,000 and 366,000 shares outstanding as of March 31, 2017 and 2016, respectively, that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $11.69 and $8.16 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401 and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $333 and $215 during the three months ended March 31, 2017 and 2016, respectively.

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

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended
	March 31
	2017	2016
Service cost	–	–
Interest cost	$647	$669
Expected return on plan assets	(801)	(861)
Amortization of net loss from earlier periods	70	57
Net periodic benefit cost	$(84)	$(135)

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

10. Employee Benefit Plans (continued)

The net periodic benefit cost for the Company’s supplemental plan was $105 and $119 for the three months ended March 31, 2017 and 2016, respectively. The amount in 2017 consisted of interest cost of $85 and amortization of net loss from earlier periods of $20. The amount in 2016 consisted of interest cost of $93 and amortization of net loss from earlier periods of $26. The amount of the 2017 contribution, if any, will be determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2017. As of March 31, 2017, the amount of the 2017 contribution, if any, was unknown. No contribution is necessary for the supplemental pension plan.

11. Stock-Based Benefit Plans

In 2004 the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). Options and restricted stock granted under the 2004 Plan vested over five years and options had expiration terms of ten years. The 2004 Plan terminated in 2014 in accordance with the terms of the plan. Options awarded under the 2004 Plan will remain outstanding until, exercised, forfeited, or expired.

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of March 31, 2017, 2,372,560 shares remain eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $347 and $275 for the three month periods ended March 31, 2017 and 2016, respectively. Outstanding non-vested restricted stock grants had a fair value of $2,728 and an unamortized cost of $2,272 at March 31, 2017. The cost of these shares is expected to be recognized over a weighted-average period of 1.02 years.

During the three months ended March 31, 2017 and 2016, the Company recorded stock option compensation expense of $73 and $91, respectively. As of March 31, 2017, there was $360 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 0.79 years.

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Three Months Ended March 31
	2017		2016
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,303,434	$5.5923	1,421,500	$5.4378
Granted	–	–	56,300	7.2900
Exercised	(120,300)	3.8522	(2,000)	5.0500
Forfeited	(3,500)	7.2900	–	–
Outstanding at end of period	1,179,634	$5.7648	1,475,800	$5.5089

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table provides additional information regarding the Company’s outstanding options as of March 31, 2017.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	1.1	–	–	32,000	–
12.025	1.4	–	–	50,000	–
7.226	3.1	–	–	50,000	$109
4.740	3.7	–	–	70,000	326
5.050	3.8	–	–	157,000	683
3.720	4.3	–	–	2,500	14
3.390	4.8	–	–	220,500	1,325
3.800	5.0	2,000	$11	8,000	45
4.820	5.8	46,600	213	176,600	809
5.360	6.1	8,000	32	6,000	24
5.700	6.2	8,000	30	12,000	44
6.340	6.3	4,000	12	6,000	18
7.170	6.8	73,200	163	109,600	244
6.010	7.1	4,500	15	3,000	10
5.850	7.1	6,666	24	13,334	47
6.100	7.4	6,666	22	13,334	44
6.700	7.8	9,995	27	20,339	55
7.190	8.3	4,666	10	2,334	5
7.290	8.8	35,206	74	17,594	37
Total		209,499	$633	970,135	$3,839
Weighted-average remaining contractual life		7.0 years		4.8 years
Weighted-average exercise price		$6.3712		$5.6338

There were 120,300 options exercised during the three months ended March 31, 2017, which had an intrinsic value was $701. There were 2,000 options exercised during the three months ended March 31, 2016, which had an intrinsic value of $5. The weighted average grant date fair value of non-vested options at March 31, 2017, was $1.96 per share. During the three months ended March 31, 2017, no options were granted, 174,295 options became vested, and 3,500 non-vested options were forfeited.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 56,300 options granted during the three month period ended March 31, 2016: risk free rate of 1.80%, dividend yield of 2.74%, expected stock volatility of 31%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.28 per option using these assumptions. No options were granted during the three months ended March 31, 2017.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	March 31	December 31
	2017	2016
Unused commercial lines of credit	$181,801	$177,672
Commercial loans	3,183	3,709
Standby letters of credit	7,292	7,821
Real estate loan commitments:
Fixed rate	22,189	34,074
Adjustable rate	246,114	303,546
Unused consumer lines of credit	162,373	160,898

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses interest rate lock commitments (“IRLCs”) and forward commitments to sell loans to manage interest rate risk associated with its loan sales activities, both of which are considered to be free-standing derivative financial instruments under GAAP. Changes in the fair value of the derivative instruments are recognized currently through earnings. During the three months ended March 31, 2017 and 2016, net unrealized gains of $121 and $76, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains (losses) of $(61) and $40 on loans held-for-sale as of those dates, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are free-standing derivative instruments under GAAP. As such, changes in the fair value of these free-standing derivative instruments are recognized currently through earnings. During the three months ended March 31, 2017 and 2016, net unrealized gains of $3,079 and $368, respectively, and net losses of $3,079 and $368, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

The Company also enters into interest rate swap arrangements to manage the interest rate risk exposure associated with certain forecasted borrowings from the FHLB of Chicago. These interest rate swaps have been designated as forecasted transaction cash flow hedges by management (refer to Note 7, “Borrowings”). As such, the effective portion of the change in the fair value of these derivatives is recorded in other comprehensive income and the ineffective portion was recorded in interest expense. During the three months ended March 31, 2017 and 2016, 34 and $(158) in unrealized gain (loss) net of tax related to interest rate swaps was recorded in other comprehensive income, respectively. There was no ineffective portion of this hedge for either period.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	March 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$10,223	$265	$6,806	$145
Forward commitments to sell loans	10,955	191	11,861	52
Embedded free-standing derivatives on commercial loans	8,708	208	8,765	258
Receive-fixed free-standing interest rate swaps	326,689	(3,287)	299,595	(3,122)
Pay-fixed free-standing interest rate swaps	335,397	3,079	308,360	2,864
Pay-fixed cash flow hedge interest rate swaps	20,000	57	20,000	28
Net unrealized gains		$513		$225

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the three months ended March 31, 2017.

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

March 31, 2017

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

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of March 31, 2017:

	Weighted- Average	Range
Loan size	$114	$1.3-$424
Contractual interest rate	3.66%	2.50%-7.10%
Constant prepayment rate (“CPR”)	7.23%	1.37%-20.99%
Remaining maturity in months	213	3-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.54%	9.50%-11.25%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at March 31, 2017, or December 31, 2016. Accordingly, the Company had no valuation allowance as of March 31, 2017, or December 31, 2016.

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

March 31, 2017

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

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	March 31 2017		December 31 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$43,570	$43,570	$50,087	$50,087
Mortgage related securities available-for-sale	380,101	380,101	371,880	371,880
Mortgage related securities held-to-maturity	92,722	93,652	93,234	94,266
Loans held-for-sale	1,971	1,971	5,952	5,952
Loans receivable, net	1,968,106	1,983,056	1,942,907	1,949,534
Mortgage servicing rights, net	6,482	9,743	6,569	9,329
Federal Home Loan Bank stock	19,027	19,027	20,261	20,261
Accrued interest receivable	6,368	6,638	6,372	6,372
Deposit liabilities	1,902,483	1,849,010	1,864,730	1,823,592
Borrowings	423,384	427,568	439,150	443,732
Advance payments by borrowers	13,392	13,392	4,770	4,770
Accrued interest payable	1,023	1,023	1,124	1,124
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments	265	265	145	145
Forward commitments to sell loans	191	191	52	52
Embedded free-standing derivatives on commercial loans	208	208	258	258
Receive-fixed free-standing interest rate swaps	(3,287)	(3,287)	(3,122)	(3,122)
Pay-fixed free-standing interest rate swaps	3,079	3,079	2,864	2,864
Pay-fixed cash flow hedge interest rate swaps	57	57	28	28

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At March 31, 2017
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$1,971	–	$1,971
Mortgage-related securities available-for-sale	–	380,101	–	380,101

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$5,952	–	$5,952
Mortgage-related securities available-for-sale	–	371,880	–	371,880

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At March 31, 2017, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 5.5% to 11.5%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $198 was recorded for loans with a recorded investment of $25,471 at March 31, 2017. These amounts were $158 and $22,466 at December 31, 2016, respectively. Provision for (recovery of) loan losses related to these loans was of $41 during the three month period ended March 31, 2017, and $(168) during the three month period ended March 31, 2016. Provision for loan losses related to these loans was of $158 during the twelve month period ended December 31, 2016.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of March 31, 2017, $1,200 in foreclosed properties was valued at collateral value compared to $1,882 at December 31, 2016. Losses of $17 and $37 related to these foreclosed properties were recorded during the three months ended March 31, 2017, and March 31, 2016, respectively. Losses on foreclosed properties valued at collateral value at December 31, 2016, were $197 for the twelve months ended December 31, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels; recent, pending, and/or potential rulemaking or various federal regulatory agencies that could affect the Company or the Bank, particularly as such relates to guidelines concerning certain types of lending; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K.

Results of Operations

Overview The Company reported net income of $3.6 million or $0.08 per diluted share in the first quarter of 2017 compared to $4.5 million or $0.10 per diluted share in the same quarter of 2016. This decrease was due in part to a $717,000 provision for loan loss in the 2017 quarter compared to a recovery of $573,000 in the same quarter of last year. Also contributing were lower loan-related fees, lower brokerage, advisory, and insurance revenue, lower mortgage banking revenue, and higher compensation- and occupancy-related expenses. These developments were largely offset by an improvement in net interest income, lower deposit insurance premiums, and lower other non-interest expense. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended March 31, 2017 and 2016.

Net Interest Income The Company’s net interest income increased by $904,000 or 5.1% during the first quarter of 2017 compared to the same quarter in 2016. However, included in the prior-year quarter was a $482,000 call premium that the Company received on a mortgage-related security that was called during the period. Excluding this call premium, net interest income in the first quarter of 2017 increased by $1.4 million or 8.1% compared to the same quarter in 2016. Most of this increase was due to an increase in the Company’s average earning assets, which increased by $157.7 million or 6.9% during the three months ended March 31, 2017, compared to the same period in 2016. This increase was primarily attributable to an increase in average loans receivable. Contributing to a lesser degree to the increase in net interest income in the 2017 period was an improvement in the Company’s net interest margin, excluding the impact of the aforementioned call premium in the 2016 period. Finally, contributing to the increase in net interest income was an increase in funding from non-interest bearing checking accounts.

The Company’s net interest margin was 3.02% during the first quarter of 2017 compared to 2.99% during the first quarter of 2016 (excluding eight basis points of benefit related to the aforementioned call premium). In recent months management has noted that the Company’s net interest margin has begun to improve modestly. Specifically, the 3.02% net interest margin in the first quarter of 2017 compares to 3.00% in the fourth quarter of 2016 (also excluding three basis points related to a call premium in that quarter). Management has observed in recent months that increases in the yield on the Company’s earning assets have been slightly greater than the increases in its cost of funds. This has occurred in an environment of rising interest rates, due in part to recent increases in the fed funds rate by the Federal Reserve. Management attributes the modest increases in the Company’s net interest margin to an overall interest rate risk exposure that it is slightly asset sensitive. That is, management believes that the sensitivity of the Company’s earning assets to changes in market interest rates is slightly greater than its interest-bearing liabilities. As such, management anticipates that the Company’s net interest margin may continue to show slight improvement in the foreseeable future, although there can be no assurances.

The Company’s net interest margin is subject to competitive pricing pressures for loans and deposits, changes in borrower and depositor preferences, and other economic and market factors that are outside of management’s control. Of particular concern to management are possible future changes in the competitive environment for interest rates on interest-bearing checking, savings, and money market demand accounts. If competitive or market pressures require the Company to increase the interest rates it pays on these deposit accounts, and such increases are not exceeded or matched by increases in the yield on its earning assets, the Company’s net interest margin could be adversely impacted in future periods. Also of concern to management are possible future changes in depositor preferences for certain types of deposit products. Specifically, management believes that the relatively low interest rate environment that has persisted for the past few years has encouraged many deposit customers to switch to transaction deposits in an effort to retain flexibility in the event market interest rates increase. If market interest rates continue to increase in the future, customers’ preferences may shift from transaction deposits to certificates of deposit, which generally have a higher interest cost. This development could also have an adverse impact on the Company’s net interest margin in future periods.

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

	Three Months Ended March 31
	2017				2016
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,947,157		$18,720	3.85%	$1,740,639		$16,936	3.89%
Mortgage-related securities	468,609		2,494	2.13	524,024		3,261	2.49
Investment securities (2)	19,858		137	2.76	18,093		102	2.26
Interest-earning deposits	20,585		13	0.25	15,721		8	0.20
Total interest-earning assets	2,456,209		21,364	3.48	2,298,477		20,307	3.53
Non-interest-earning assets	193,085				203,104
Total average assets	$2,649,294				$2,501,581

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand accounts	$234,494		9	0.02	$258,596		12	0.02
Money market accounts	535,685		227	0.17	524,361		188	0.14
Regular savings deposits	236,833		8	0.01	218,323		7	0.01
Certificates of deposit	525,372		1,208	0.92	548,157		1,198	0.87
Total deposit liabilities	1,532,384		1,452	0.38	1,549,437		1,405	0.36
Advance payments by borrowers for taxes and insurance	9,548		–	0.00	8,390		–	0.00
Borrowings	440,375		1,360	1.24	358,690		1,254	1.40
Total interest-bearing liabilities	1,982,307		2,812	0.57	1,916,517		2,659	0.55
Non-interest-bearing liabilities:
Non-interest-bearing deposits	302,773				219,692
Other non-interest-bearing liabilities	76,548				82,624
Total non-interest-bearing liabilities	379,321				302,316
Total liabilities	2,361,628				2,218,833
Total equity	287,666				282,748
Total average liabilities and equity	$2,649,294				$2,501,581
Net interest income and net interest rate spread			$18,552	2.91%			$17,648	2.98%
Net interest margin				3.02%				3.07%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.20	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended March 31, 2017 Compared to March 31, 2016
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,960	$(176)	$1,784
Mortgage-related securities	(324)	(443)	(767)
Investment securities	11	24	35
Interest-earning deposits	3	2	5
Total interest-earning assets	1,650	(593)	1,057
Interest-bearing liabilities:
Interest-bearing demand accounts	(1)	(2)	(3)
Money market accounts	4	35	39
Savings accounts	1	–	1
Certificates of deposit	(51)	61	10
Total deposit liabilities	(47)	94	47
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	264	(158)	106
Total interest-bearing liabilities	217	(64)	153
Net change in net interest income	$1,433	$(529)	$904

Provision for (Recovery of) Loan Losses The Company’s provision for loan losses was $717,000 in the first quarter of 2016 compared to a recovery of $573,000 in the same quarter last year. Management believes that general economic, employment, and real estate conditions have remained relatively stable in the Company’s local markets. However, the Company has experienced a modest increase in its non-performing and other classified loans in recent months, as noted later in this report (refer to “Finanical Condition—Asset Quality,” below). Management believes that this development could be an early indication of emerging difficulties in the lending environment. This consideration, along with growth in the Company’s loan portfolio, has contributed to management’s conclusion that increases in the allowance for loan losses are appropriate. As such, the Company’s allowance for loan losses increased from $19.9 million at December 31, 2016, to $20.6 million at March 31, 2017. Management anticipates that the Company’s provision for loan losses will continue to consist of provisions rather than recoveries for the foreseeable future, particularly if the Company’s loan portfolio continues to grow.

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

Non-Interest Income Total non-interest income decreased by $807,000 or 12.9% during the three months ended March 31, 2017, compared to the same period in 2016. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $51,000 or 1.8% during the three months ended March 31, 2017, compared to the same period in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the decline in deposit-related fees and charges to changes in customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and ATM usage. These developments have been partially offset by increased deposit account service charges and increased treasury management fees from commercial depositors.

Loan-related fees were $851,000 during the three months ended March 31, 2017, compared to $1.3 million during the same period in 2016. Loan-related fees consist of periodic income from lending activities that are not deferred as yield adjustments under the applicable accounting rules. The largest source of fees in this revenue category is interest rate swap fees related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. The decrease in loan-related fees was principally due to reduced originations of multi-family, commercial real estate, and construction loans, which are the types of loans that generate most of the Company’s interest rate swap fees. Management anticipates that originations of these types of loans in 2017 will continue to be lower than they were in 2016 for the reason noted later in this report.

Brokerage, advisory, and insurance revenue was $652,000 during the first quarter of 2017, which was $215,000 or 24.8% lower than the same quarter in the previous year. This revenue item generally consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, fees earned for investment advisory services, and commissions earned on sales of personal and business insurance products. Management attributes the decrease in this revenue line item to reduced commissions from sales of tax-deferred annuities and other sources of transaction-based income. In recent periods management has begun to shift the mix of revenue in this line of business from commission income, which tends to be transaction-based, to advisory fee income, which is generally based on assets under management rather than execution of individual transactions. Management believes that advisory-based fee income will be a more stable source of revenue in the future and expects that it will continue to grow due to new products, services, systems, and investment advisors that the Company has added in recent periods, although there can be no assurances.

Mortgage banking revenue, net, was $721,000 and $825,000 during three-month periods ended March 31, 2017 and 2016, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Gross loan servicing fees	$620	$646
MSR amortization	(332)	(433)
Change in MSR valuation allowance	–	–
Loan servicing revenue, net	288	213
Gain on loan sales activities, net	433	612
Mortgage banking revenue, net	$721	$825

Loan servicing revenue, net, was $288,000 in the first quarter of 2017 compared to $213,000 in the same period of 2016. This increase was primarily caused by a decline in amortization of mortgage servicing rights (“MSRs”). This decline was caused by generally higher market interest rates for one- to four-family loans in 2017, which has resulted in reduced loan prepayment activity and slower amortization of the related MSRs compared to the prior year. The favorable impact of this development was partially offset by a decline in gross servicing fees due to an overall decline in loans serviced for third-party investors. As of March 31, 2017, the Company serviced $985.4 million in loans for third-party investors compared to $1.03 billion one year earlier.

The change in valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of March 31, 2017, the Company had no valuation allowance against its MSRs, which had a carrying value of $6.5 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, which results in a charge to earnings in the period of the increase. During such periods loan refinance activity and expectations for future loan prepayments typically increase, which generally reduces the fair value of MSRs and could result in an increase in the MSR valuation allowance. However, in recent months market interest rates for one- to four-family loans have increased. As such, there was no requirement for an MSR valuation allowance as of March 31, 2017, and management does not expect one to be necessary in the near future. In addition, management expects that amortization of MSRs may continue to be lower in the near term in response to reduced levels of loan refinance activity. However, these developments cannot be assured, particularly if market interest rates for one- to four-family residential loans decline in the future.

Gain on loan sales activities, net, was $433,000 and $612,000 during the three-month periods ended March 31, 2017 and 2016, respectively. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. The decrease in net gain on loan sales was primarily caused by an unfavorable mark-to-market adjustment on loans held for sale, which declined during the period. Market interest rates for one- to four-family loans have been higher in recent months, which is a development that typically has an adverse impact on the origination and sale of such loans. Despite this possibility, management believes that the Company’s origination and sales of one- to four-family loans could improve in the near term due to continued strength in housing markets in Wisconsin, increases in the number and quality of the Company’s residential loan originators, and continued improvements in the Company’s loan origination systems and procedures. However, the origination and sale of residential loans is subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not vary considerably from period to period.

Non-Interest Expense Total non-interest expense increased by $516,000 or 3.0% during the three months ended March 31, 2017, compared to the same period in 2016. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses increased by $762,000 or 7.3% during the three months ended March 31, 2017, compared to the same period in 2016. This increase was due in part to normal annual merit increases granted to most employees at the beginning of 2017. Also contributing were certain signing bonuses and commission guarantees that the Company paid to a team of four experienced residential loan originators that it recruited from another financial institution during the quarter. Finally, contributing to a lesser degree to the increase in compensation-related expense in the 2017 quarter was higher share-based compensation and employer 401k contributions compared to the same quarter in the prior year.

Occupancy, equipment, and data processing expenses increased by $210,000 or 5.9% during the three months ended March 31, 2017, compared to the same period in 2016. This increase was primarily caused by increased data processing, software, and equipment costs associated with various initiatives undertaken by the Company in recent periods.

Advertising and marketing-related expense was $551,000 and $585,000 during the three months ended March 31, 2017 and 2016, respectively. Management anticipates that spending on advertising and marketing-related expenses during the full year 2017 will be slightly lower than it was in 2016. However, this outcome depends on future management decisions and there can be no assurances.

Federal deposit insurance premiums were $328,000 and $422,000 during the three months ended March 31, 2017 and 2016, respectively. In 2016 the Federal Deposit Insurance Corporation (“FDIC”) implemented a new rule that changed how insured financial institutions less than $10 billion in assets, such as the Company, are assessed for deposit insurance. The new rule has resulted in a lower deposit insurance assessment rate for the Company.

Net losses and expenses on foreclosed real estate were $54,000 and $42,000 during the three months ended March 31, 2017 and 2016, respectively. In general, the Company has experienced only modest losses and expenses on foreclosed real estate in recent periods due to low levels of foreclosed properties and improved market conditions.

Other non-interest expense was $2.0 million in the first quarter of 2017 compared to $2.4 million in the same quarter of last year. The 2016 quarter included $207,000 in prepayment penalties related to the early retirement of certain fixed-rate advances from FHLB of Chicago.

In April the Company announced that it has entered into an agreement to sell five retail branch offices, including $52.6 million in deposits and $13.2 million in loans associated with the offices, to another financial institution. In addition, the Company announced that it will consolidate two retail branch offices into other nearby locations. These two offices have aggregate deposits and loans of $19.1 million and $9.6 million, respectively. The Company expects the pending sale to close in the third quarter and expects to complete the consolidations in June. Consistent with its past experience consolidating retail branch offices, management of the Company believes that it will retain the majority of the deposits and loans associated with the two consolidated locations, although there can be no assurances. Once fully implemented, management anticipates that the decisions to sell and consolidate retail branch offices will provide approximately $1.3 million in aggregate net benefit to pre-tax earnings on an annualized basis. Also related to these decisions, the Company expects to incur one-time costs of approximately $250,000, composed primarily of asset disposition costs, employment severance costs, data processing costs, and professional fees, $71,000 of which were recorded in the first quarter. The remainder is expected to be recorded in the third quarter. The sale and branch consolidations are subject to the filing of appropriate notices with and/or approvals of regulatory agencies. After the sales and consolidations, the Company will operate 57 banking locations in Wisconsin and one in Minnesota.

Income Tax Expense Income tax expense was $1.7 million and $2.6 million during the three months ended March 31, 2017 and 2016, respectively. The effective tax rates (“ETRs”) for these periods were 31.8% and 36.5%, respectively. The ETR was lower in the 2017 period because of certain tax deductions related to the vesting of restricted stock grants and exercise of certain stock options by employees and directors. The Company’s ETR will also vary from period to period due to the impact of non-taxable revenue items, such as earnings from BOLI and tax-exempt interest income.

Financial Condition

Overview The Company’s total assets increased by $19.8 million or 0.7% during the three months ended March 31, 2017. During this period a $25.2 million increase in loans receivable was funded by a $37.8 million increase in deposit liabilities, which also funded a $15.8 million decrease in borrowings. The Company’s total shareholders’ equity was $288.4 million at March 31, 2017, compared to $286.6 million at December 31, 2016. The following paragraphs describe these changes in greater detail, as well as other changes in the Company’s financial condition during the three months ended March 31, 2017.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $8.2 million or 2.2% during the three months ended March 31, 2017. This increase was principally due to the purchase of $35.6 million in securities intended by management to maintain the available-for-sale portfolio at a level considered sufficient to sustain liquidity on the Company’s balance sheet. The impact of these purchases was partially offset by normal periodic repayments.

Changes in the fair value of the Company’s mortgage-related securities available-for-sale are recorded through accumulated other comprehensive loss (net of deferred income taxes), which is a component of shareholders’ equity. The fair value adjustment on the Company’s mortgage-related securities available-for-sale was a net unrealized loss of $905,000 at March 31, 2017, compared to a net unrealized loss of $526,000 at December 31, 2016. This increase was caused by an increase in short- to intermediate-term market interest rates during the period, which had an unfavorable impact on the fair value of the Company’s mortgage-related securities.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company’s portfolio of mortgage-related securities held-to-maturity decreased by $512,000 or 0.5% during the three months ended March 31, 2017. The Company did not purchase any held-to-maturity securities during the three months ended March 31, 2017.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $2.0 million and $6.0 million at March 31, 2017, and December 31, 2016, respectively. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s originations and sales of one- to four-family mortgage loans in the secondary market.

Loans Receivable The Company’s loans receivable increased by $25.2 million or 1.3% during the three months ended March 31, 2017. During this period increases in multi-family loans, commercial and industrial loans, and construction loans (net of the undisbursed portion) were partially offset by declines in the Company’s other loan categories. The loan portfolio is subject to economic, market, competitive, and regulatory factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$21,664	$5,961
Commercial real estate	1,824	15,484
Multi-family real estate	22,141	45,808
Construction and development	27,087	59,930
Total commercial loans	72,716	127,183
Retail loans:
One- to four-family first mortgages (1)	27,791	16,691
Home equity	7,163	6,029
Other consumer	305	606
Total retail loans	35,259	23,326
Total loan originations	$107,975	$150,509

(1)	Excludes $16.2 million and $21.2 million in loans originated for sale during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company’s holdings of, and three-year growth rate in non-owner occupied commercial real estate and construction loans exceeded guidelines issued by banking regulatory agencies, as previously disclosed in prior filings. As such, management expects that the aggregate future growth rate for these loan types will be managed to more closely approximate growth in the total risk-based capital of the Bank.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.5 million at March 31, 2017, and $6.6 million at December 31, 2016, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of March 31, 2017, the Company serviced $985.4 million in loans for third-party investors compared to $997.0 million at December 31, 2016. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Deposit Liabilities The Company’s deposit liabilities increased by $37.8 million or 2.0% during the three months ended March 31, 2017. Transaction deposits, which consist of checking, savings, and money market accounts, increased by $33.6 million or 2.5% during the period and certificates of deposit increased by $4.2 million or 0.8%. Management believes that the increase in transaction deposits in recent periods, particularly the increase in non-interest-bearing checking accounts, is due in part to improved marketing and sales efforts. However, management also believes that the generally low interest rate environment that has persisted for the past few years has encouraged some customers to switch to transaction deposits in an effort to retain flexibility in the event interest rates increase in the future. As previously noted, if interest rates continue to increase in the future, customer preference may shift from transaction deposits back to certificates of deposit, which typically have a higher interest cost to the Company This development could increase the Company’s cost of funds in the future, which would also have an adverse impact on its net interest margin.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, decreased by $15.8 million or 3.6% during the three months ended March 31, 2017. During this period increases in deposit liabilities, as previously described, were used to fund a decrease in overnight borrowings from the FHLB of Chicago. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $13.4 million at March 31, 2017, compared to $4.8 million at December 31, 2016. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year.

Shareholders' Equity The Company’s shareholders’ equity was $288.4 million at March 31, 2017, compared to $286.6 million at December 31, 2016. This increase was primarily due to $3.6 million in net income that was only partially offset by $2.5 million in regular cash dividends. Contributing to a lesser degree to the increase was periodic amortization related to share-based compensation and issuance of treasury shares on stock option exercises. The book value of the Company’s common stock was $6.28 per share at March 31, 2017, compared to $6.27 at December 31, 2016.

On May 1, 2017, the Company’s board of directors declared a $0.055 per share dividend payable on May 29, 2017, to shareholders of record on May 12, 2017. On February 6, 2017, the Company’s board of directors approved a plan to repurchase up to 500,000 shares of its common stock. This plan replaced a previous plan that had expired. The Company did not purchase any shares of its common stock during the first quarter of 2017. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	At March 31	At December 31
	2017	2016
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$799	$989
Commercial real estate	3,484	2,839
Multi-family real estate	268	274
Construction and development	528	148
Total commercial loans	5,079	4,250
Non-accrual retail loans:
One- to four-family first mortgages	3,045	3,191
Home equity	421	442
Other consumer	66	46
Total non-accrual retail loans	3,532	3,679
Total non-accrual loans	8,611	7,929
Accruing loans delinquent 90 days or more (1)	253	295
Total non-performing loans	8,864	8,224
Foreclosed real estate and repossessed assets	2,022	2,943
Total non-performing assets	$10,886	$11,167

Non-performing loans to total loans	0.45%	0.42%
Non-performing assets to total assets	0.41%	0.42%
Interest income that would have been recognized if non-accrual loans had been current (2)	$140	$498
Interest income on non-accrual loans included in interest income (2)	$145	$390

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the three months ended March 31, 2017, and the twelve months ended December 31, 2016, respectively.

The Company’s non-performing loans were $8.9 million or 0.45% of loans receivable as of March 31, 2017, compared to $8.2 million or 0.42% of loans receivable as of December 31, 2016. Non-performing assets, which includes non-performing loans, were $10.9 million or 0.41% of total assets and $11.2 million or 0.42% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at March 31, 2017, management was closely monitoring $71.4 million in additional loans that were classified as either “special mention” or “substandard” in accordance with the Company’s internal risk rating policy. This amount compared to $68.6 million at December 31, 2016. As of March 31, 2017, most of these additional classified loans were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of March 31, 2017, although there can be no assurances that the loans will not become impaired in future periods.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$19,940	$17,641
Provision for (recovery of) loan losses	717	(573)
Charge-offs:
Commercial and industrial	–	–
Commercial real estate	–	(20)
Multi-family real estate	–	–
Construction and development	–	–
One- to four-family first mortgages	(13)	(21)
Home equity	(17)	(35)
Other consumer	(76)	(100)
Total charge-offs	(106)	(176)
Recoveries:
Commercial and industrial	–	2
Commercial real estate	2	16
Multi-family real estate	31	30
Construction and development	–	–
One- to four-family first mortgages	6	25
Home equity	6	5
Other consumer	26	14
Total recoveries	71	92
Net charge-offs	(35)	(84)
Balance at end of period	$20,622	$16,984

	March 31	December 31
	2017	2016
Allowance for loan losses to total loans	1.05%	1.03%
Allowance for loan losses to non-performing loans	232.65%	242.46%
Net charge-offs to average loans (annualized)	0.01%	0.04%

The Company’s allowance for loan losses was $20.6 million or 1.05% of total loans at March 31, 2017, compared to $19.9 million or 1.03% of total loans at December 31, 2016. As a percent of non-performing loans, the Company’s allowance for loan losses was 232.7% at March 31, 2017, compared to 242.5% at December 31, 2016. Management believes the allowance for loan losses at March 31, 2017, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 10.81% at March 31, 2017, compared to 10.82% at December 31, 2016. The Company is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the FRB. The Company is “well capitalized” for regulatory capital purposes. As of March 31, 2017, the Company had a total risk-based capital ratio of 15.6% and a Tier 1 leverage capital ratio of 11.2%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 5% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Regulatory Capital Requirements” in “Item 1. Financial Statements.”

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of March 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,373,788	–	–	–	$1,373,788
Certificates of deposit	341,324	$183,043	$4,328	–	528,695
Borrowed funds	313,397	59,335	43,236	$7,416	423,384
Operating leases	945	1,498	1,135	2,702	6,280
Purchase obligations	2,640	3,960	–	–	6,600
Deferred retirement plans and deferred compensation plans	805	1,646	979	4,172	7,602

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of March 31, 2017:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$181,801	–	–	–	$181,801
Commercial loans	2,473	$710	–	–	3,183
Standby letters of credit	6,730	287	$275	–	7,292
Multi-family and commercial real estate loans	223,383	4,813	–	–	228,196
Residential real estate loans	40,107	–	–	–	40,107
Revolving home equity and credit card lines	162,373	–	–	–	162,373
Net commitments to sell mortgage loans	10,955	–	–	–	10,955

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At March 31, 2017, the Company had forward commitments to sell one- to four-family mortgage loans of $11.0 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of March 31, 2017.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2017, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	March 31, 2017
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
Loans receivable:	(Dollars in thousands)
Commercial loans:
Fixed	$40,455	$70,528	$116,591	$87,792	$16,265	$331,631
Adjustable	861,973	59,884	70,406	11,642	940	1,004,845
Retail loans:
Fixed	15,401	33,766	65,077	40,431	63,269	217,944
Adjustable	107,378	114,964	85,902	72,910	49,143	430,297
Interest-earning deposits	16,620	–	–	–	–	16,620
Mortgage-related securities:
Fixed	23,875	67,095	175,545	115,857	78,773	461,145
Adjustable	12,584	–	–	–	–	12,584
Other interest-earning assets	19,027	–	–	–	–	19,027
Total interest-earning assets	1,097,313	346,237	513,521	328,632	208,390	2,494,093

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	318,552	318,552
Interest-bearing demand accounts	–	–	–	–	248,577	248,577
Savings accounts	–	–	–	–	242,423	242,423
Money market accounts	564,235	–	–	–	–	564,235
Certificates of deposit	102,674	242,059	179,634	4,328	–	528,695
Advance payments by borrowers
for taxes and insurance	13,392	–	–	–	–	13,392
Borrowings	303,687	10,896	61,247	39,911	7,643	423,384
Total non-interest- and interest- bearing liabilities	983,988	252,955	240,881	44,239	817,195	2,339,258
Interest rate sensitivity gap	$113,325	$93,282	$272,640	$284,393	$(608,805)	$154,835
Cumulative interest rate sensitivity gap	$113,325	$206,607	$479,247	$763,640	$154,835
Cumulative interest rate sensitivity gap
as a percent of total assets	4.25%	7.74%	17.96%	28.62%	5.80%
Cumulative interest-earning assets as a
percentage of non-interest- and interest-bearing liabilities	111.52%	116.70%	132.43%	150.17%	106.62%

Based on the above gap analysis, at March 31, 2017, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year net interest income could be favorably impacted by an increase in market interest rates. Alternatively, net interest income could be unfavorably impacted by a decrease in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at March 31, 2017. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of the
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$356,188	$(959)	0.3%	14.08%	5.9%
+300	358,505	1,358	0.4	13.96	5.1
+200	362,211	5,064	1.4	13.89	4.5
+100	357,052	(95)	0.0	13.49	1.5
0	357,147	–	–	13.29	–
-100	335,809	(21,338)	6.0	12.31	7.3

Based on the above analysis, the Company’s present value ratio is not expected to be materially impacted by changes in interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K.

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

PART II

Item 1A. Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2016 Annual Report on Form 10-K. Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of stock repurchased by the Company during the three months ended March 31, 2017. The Company has 500,000 shares remaining to be purchased pursuant to stock repurchase plans authorized by its board of directors.

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	May 2, 2017	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	May 2, 2017	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended March 31, 2017

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X