Form 10-Q
period 2017-06-30
BANK MUTUAL CORP
filed 2017-08-08
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31207

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 45,932,253 shares, at August 8, 2017.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	June 30	December 31
	2017	2016
	(Dollars in thousands)
Assets

Cash and due from banks	$30,818	$31,284
Interest-earning deposits	17,173	18,803
Cash and cash equivalents	47,991	50,087
Mortgage-related securities available-for-sale, at fair value	380,322	371,880
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $93,298 in 2017 and $94,266 in 2016)	92,175	93,234
Loans held-for-sale	5,283	5,952
Loans receivable (net of allowance for loan losses of $20,977 in 2017 and $19,940 in 2016)	2,003,601	1,942,907
Mortgage servicing rights, net	6,370	6,569
Other assets	174,876	177,895

Total assets	$2,710,618	$2,648,524

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$1,889,755	$1,864,730
Borrowings	469,697	439,150
Advance payments by borrowers for taxes and insurance	20,633	4,770
Other liabilities	39,900	53,233
Total liabilities	2,419,985	2,361,883
Shareholders’ equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2016 and 2016 Issued and outstanding–none in 2016 and 2016	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2016 and 2016 Issued–78,783,849 shares in 2017 and 2016 Outstanding–45,932,253 shares in 2017 and 45,691,790 in 2016	788	788
Additional paid-in capital	483,244	484,940
Retained earnings	174,415	171,633
Accumulated other comprehensive loss	(11,210)	(11,139)
Treasury stock–32,851,596 shares in 2017 and 33,092,059 in 2016	(356,604)	(359,581)
Total shareholders’ equity	290,633	286,641

Total liabilities and shareholders’ equity	$2,710,618	$2,648,524

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30
	2017	2016
	(Dollars in thousands, except per share data)
Interest income:
Loans	$19,448	$17,360
Mortgage-related securities	2,525	2,722
Investment securities	152	119
Interest-earning deposits	14	10
Total interest income	22,139	20,211
Interest expense:
Deposit liabilities	1,545	1,446
Borrowings	1,552	1,247
Total interest expense	3,097	2,693
Net interest income	19,042	17,518
Provision for loan losses	363	1,164
Net interest income after provision for loan losses	18,679	16,354
Non-interest income:
Deposit-related fees and charges	2,843	2,928
Mortgage banking revenue, net	893	1,142
Brokerage, advisory, and insurance revenue	886	846
Loan-related fees	251	1,607
Income from bank-owned life insurance (“BOLI”)	439	463
Gain on real estate held for investment	268	–
Other non-interest income	91	23
Total non-interest income	5,671	7,009
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,673	10,236
Occupancy, equipment, and data processing costs	3,488	3,284
Advertising and marketing	743	970
Federal insurance premiums	351	383
Losses (gains) and expenses on foreclosed real estate, net	217	(131)
Other non-interest expense	2,151	2,327
Total non-interest expense	17,623	17,069
Income before income taxes	6,727	6,294
Income tax expense	2,535	2,345

Net income	$4,192	$3,949

Per share data:
Earnings per share–basic	$0.09	$0.09
Earnings per share–diluted	$0.09	$0.09
Cash dividends per share paid	$0.055	$0.055

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30
	2017	2016
	(Dollars in thousands, except per share data)
Interest income:
Loans	$38,168	$34,296
Mortgage-related securities	5,019	5,983
Investment securities	289	221
Interest-earning deposits	27	18
Total interest income	43,503	40,518
Interest expense:
Deposit liabilities	2,997	2,851
Borrowings	2,912	2,500
Total interest expense	5,909	5,351
Net interest income	37,594	35,167
Provision for loan losses	1,080	591
Net interest income after provision for loan losses	36,514	34,576
Non-interest income:
Deposit-related fees and charges	5,557	5,693
Mortgage banking revenue, net	1,613	1,967
Brokerage, advisory, and insurance revenue	1,538	1,714
Loan-related fees	1,103	2,865
Income from bank-owned life insurance (“BOLI”)	875	927
Gain on real estate held for investment	268	–
Other non-interest income	155	88
Total non-interest income	11,109	13,254
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	21,902	20,703
Occupancy, equipment, and data processing costs	7,229	6,816
Advertising and marketing	1,294	1,555
Federal insurance premiums	679	805
Losses (gains) and expenses on foreclosed real estate, net	271	(89)
Other non-interest expense	4,181	4,697
Total non-interest expense	35,556	34,487
Income before income taxes	12,067	13,343
Income tax expense	4,235	4,921

Net income	$7,832	$8,422

Per share data:
Earnings per share–basic	$0.17	$0.18
Earnings per share–diluted	$0.17	$0.18
Cash dividends per share paid	$0.110	$0.105

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended June 30
	2017	2016
	(Dollars in thousands)
Net income	$4,192	$3,949
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $43 in 2017 and $511 in 2016	64	763
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(23) in 2017 and $(27) in 2016	(35)	(40)
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $36 in 2017 and $33 in 2016	55	50
Total other comprehensive income (loss), net of tax	84	773

Total comprehensive income	$4,276	$4,722

	Six Months Ended June 30
	2017	2016
	(Dollars in thousands)
Net income	$7,832	$8,422
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $(110) in 2017 and $2,138 in 2016	(164)	3,191
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(11) in 2017 and $(133) in 2016	(17)	(198)
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $73 in 2017 and $67 in 2016	110	101
Total other comprehensive income (loss), net of tax	(71)	3,094

Total comprehensive income	$7,761	$11,516

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2017	$788	$484,940	$171,633	$(11,139)	$(359,581)	$286,641
Net income	–	–	7,832	–	–	7,832
Other comprehensive loss	–	–	–	(71)	–	(71)
Issuance of restricted stock	–	(1,487)	–	–	1,487	–
Exercise of stock options	–	(1,044)	–	–	1,490	446
Share based payments	–	835	–	–	–	835
Cash dividends ($0.11 per share)	–	–	(5,050)	–	–	(5,050)

Balance at June 30, 2017	$788	$483,244	$174,415	$(11,210)	$(356,604)	$290,633

Balance at January 1, 2016	$788	$486,273	$164,482	$(9,365)	$(362,784)	$279,394
Net income	–	–	8,422	–	–	8,422
Other comprehensive income	–	–	–	3,094	–	3,094
Purchase of treasury stock	–	–	–	–	(221)	(221)
Issuance of restricted stock	–	(1,469)	–	–	1,469	–
Exercise of stock options	–	(422)	–	–	703	281
Share based payments	–	659	–	–	–	659
Cash dividends ($0.105 per share)	–	–	(4,783)	–	–	(4,783)

Balance at June 30, 2016	$788	$485,041	$168,121	$(6,271)	$(360,833)	$286,846

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2017	2016
	(Dollars in thousands)
Operating activities:
Net income	$7,832	$8,422
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,080	591
Loss (gain) on foreclosed real estate, net	110	(299)
Provision for depreciation	1,660	1,667
Amortization of mortgage servicing rights	717	987
Net premium amortization on securities	1,142	1,326
Loans originated for sale	(41,582)	(64,548)
Proceeds from loan sales	42,832	63,500
Gain on loan sales activities, net	(1,099)	(1,671)
Deferred income tax expense	469	2,047
Gain on real estate held for investment	(268)	–
Other, net	(11,822)	(7,324)
Net cash provided by operating activities	1,071	4,698
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	53,957	54,470
Principal repayments on mortgage-related securities held-to-maturity	898	10,092
Purchases of mortgage-related securities available-for-sale	(63,654)	(56,137)
Purchases of FHLB of Chicago stock	(9,412)	(774)
Redemptions of FHLB of Chicago stock	8,787	–
Net increase in loans receivable	(62,259)	(119,531)
Proceeds from sale of foreclosed properties	1,829	1,735
Proceeds from sale of real estate held for investment	546	–
Net purchases of premises and equipment	(690)	(988)
Net cash used by investing activities	(69,998)	(111,133)
Financing activities:
Net increase in deposit liabilities	25,025	41,146
Net increase in short-term borrowings	65,000	75,000
Repayments of long-term borrowings	(34,453)	(24,821)
Net increase in advance payments by borrowers for taxes and insurance	15,863	16,539
Cash dividends	(5,050)	(4,783)
Purchases of treasury stock	–	(221)
Other, net	446	281
Net cash provided by financing activities	66,831	103,141
Decrease in cash and cash equivalents	(2,096)	(3,294)
Cash and cash equivalents at beginning of period	50,087	44,501
Cash and cash equivalents at end of period	$47,991	$41,207
Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$5,960	$5,282
Income taxes	4,699	938
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	485	899

Refer to Notes to Unaudited Condensed Consolidated Financial Statement

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

In 2017 the FASB issued new accounting guidance related to the accounting for premiums on purchased callable debt securities. For the Company this guidance is effective for periods beginning after December 15, 2018, which will be the first quarter of 2018. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

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

In 2017 the FASB issued new accounting guidance related to the accounting for modifications of share-based payment awards. For the Company this guidance is effective for periods beginning after December 15, 2017, which will be the first quarter of 2018. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$183,117	$639	$(792)	$182,964
Federal National Mortgage Association	173,102	390	(944)	172,548
Government National Mortgage Association	11,130	2	(122)	11,010
Private-label CMOs	13,772	183	(155)	13,800
Total available-for-sale	$381,121	$1,214	$(2,013)	$380,322
Securities held-to-maturity:
Federal National Mortgage Association	$92,175	$1,123	–	$93,298
Total held-to-maturity	$92,175	$1,123	–	$93,298

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$187,958	$929	$(1,049)	$187,838
Federal National Mortgage Association	162,936	759	(1,085)	162,610
Government National Mortgage Association	5,279	3	(80)	5,202
Private-label CMOs	16,233	220	(223)	16,230
Total available-for-sale	$372,406	$1,911	$(2,437)	$371,880
Securities held-to-maturity:
Federal National Mortgage Association	$93,234	$1,032	–	$94,266
Total held-to-maturity	$93,234	$1,032	–	$94,266

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	June 30, 2017
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$790	33	$103,808	$2	1	$145	$792	$103,953
Federal National Mortgage Association	526	28	81,786	418	6	14,948	944	96,734
Government National Mortgage Association	122	5	10,991	–	–	–	122	10,991
Private-label CMOs	11	1	707	144	13	10,208	155	10,915
Total available-for-sale	$1,449	67	$197,292	$564	20	$25,301	$2,013	$222,593

	December 31, 2016
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$459	14	$35,938	$590	17	$75,151	$1,049	$111,089
Federal National Mortgage Association	345	11	33,559	740	17	58,366	1,085	91,925
Government National Mortgage Association	80	2	5,182	–	–	–	80	5,182
Private-label CMOs	18	2	2,398	205	11	9,286	223	11,684
Total available-for-sale	$902	29	$77,077	$1,535	45	$142,803	$2,437	$219,880

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of June 30, 2017, and December 31, 2016. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label collateralized mortgage obligations (“CMOs”), a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of June 30, 2017, and December 31, 2016, the Company had private-label CMOs, with a fair value of $9,828 and $11,625, respectively, and unrealized gains of $54 and $37, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

2. Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Beginning balance of unrealized OTTI related to credit losses	$401	$557	$460	$592
Reductions for increase in cash flows expected to be received	(32)	(35)	(91)	(70)
Ending balance of unrealized OTTI related to credit losses	$369	$522	$369	$522
Adjusted cost at end of period	$2,873	$3,810	$2,873	$3,810
Estimated fair value at end of period	$3,030	$4,098	$3,030	$4,098

Results of operations included no gross realized gains or losses on the sale of securities during the three and six months ended June 30, 2017 or 2016.

Mortgage-related securities available-for-sale with a fair value of approximately $38,974 and $44,155 at June 30, 2017, and December 31, 2016, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	June 30	December 31
	2017	2016
Commercial loans:
Commercial and industrial	$261,292	$241,689
Commercial real estate	376,415	375,459
Multi-family real estate	545,196	506,136
Construction and development loans:
Commercial real estate	33,311	34,125
Multi-family real estate	265,324	328,186
Land and land development	12,870	12,484
Total construction and development	311,505	374,795
Total commercial loans	1,494,408	1,498,079
Retail loans:
One- to four-family first mortgages:
Permanent	457,673	457,014
Construction	55,801	42,961
Total one- to four-family first mortgages	513,474	499,975
Home equity loans:
Fixed term home equity	98,755	105,544
Home equity lines of credit	67,100	70,043
Total home equity loans	165,855	175,587
Other consumer loans:
Student	6,222	6,810
Other	10,914	11,373
Total other consumer loans	17,136	18,183
Total retail loans	696,465	693,745
Gross loans receivable	2,190,873	2,191,824
Undisbursed loan proceeds	(165,035)	(227,537)
Allowance for loan losses	(20,977)	(19,940)
Deferred fees and costs, net	(1,260)	(1,440)
Total loans receivable, net	$2,003,601	$1,942,907

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At June 30, 2017, and December 31, 2016, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $626,000 and $586,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $971,492 and $996,985 at June 30, 2017, and December 31, 2016, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

	At or for the Six Months Ended June 30, 2017
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$3,840	$4,630	$5,307	$2,680	$2,518	$965	$19,940
Provision (recovery)	665	(11)	883	(465)	(44)	52	1,080
Charge-offs	(31)	–	–	–	(13)	(186)	(230)
Recoveries	–	8	32	–	57	90	187
Ending balance	$4,474	$4,627	$6,222	$2,215	$2,518	$921	$20,977
Loss allowance individually evaluated for impairment	–	$167	–	–	$16	$44	$227
Loss allowance collectively evaluated for impairment	$4,474	$4,460	$6,222	$2,215	$2,502	$877	$20,750

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$9,369	$9,813	$3,842	$1,024	$3,549	$373	$27,970
Loans collectively evaluated for impairment	251,923	366,602	541,354	179,701	475,670	182,618	1,997,868
Total loans receivable	$261,292	$376,415	$545,196	$180,725	$479,219	$182,991	$2,025,838

	At or for the Six Months Ended June 30, 2016
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Provision (recovery)	(337)	(487)	1,564	(369)	133	87	591
Charge-offs	–	(99)	–	–	(84)	(223)	(406)
Recoveries	4	19	30	–	33	50	136
Ending balance	$3,325	$4,229	$4,931	$2,466	$1,917	$1,094	$17,962
Loss allowance individually evaluated for impairment	$196	–	–	–	–	–	$196
Loss allowance collectively evaluated for impairment	$3,129	$4,229	$4,931	$2,466	$1,917	$1,094	$17,766

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$8,632	$6,391	$3,993	$2,021	$3,511	$876	$25,424
Loans collectively evaluated for impairment	224,965	326,123	513,710	116,299	466,091	205,214	1,852,402
Total loans receivable	$233,597	$332,514	$517,703	$118,320	$469,602	$206,090	$1,877,826

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in an increase in the total allowance for loan losses of $326 and $968 during the three and six months ended June 30, 2017, and of $1,149 and $660 during the three and six months ended June 30, 2016.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	June 30, 2017
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	–	–
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	$729	$734	$167	$368	$11
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	729	734	167	368	11
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development					–
One- to four-family	1,951	1,951	16	2,086	–
Home equity and other consumer:
Home equity	72	72	44	112	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	72	72	44	112	–
Total with an allowance recorded	$2,752	$2,757	$227	$2,566	$11

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	–	$50	–	$45	–
Lines of credit	$407	431	–	493	$15
Total commercial and industrial	407	481	–	538	15
Commercial real estate:
Office	2,111	2,654	–	2,002	97
Retail/wholesale/mixed	642	1,355	–	671	43
Industrial/warehouse	177	265	–	179	4
Other	–	148	–	–	6
Total commercial real estate	2,930	4,422	–	2,852	150
Multi-family real estate	261	292	–	269	12
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	517	588	–	410	15
Total construction and development	517	588	–	410	15
One- to four-family	2,143	2,345	–	2,749	28
Home equity and other consumer:
Home equity	906	961	–	851	2
Student	–	–	–	–	–
Other	69	94	–	57	–
Total home equity and other consumer	975	1,055	–	908	2
Total with no allowance recorded	$7,233	$9,183	–	$7,726	$222

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	June 30, 2017
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$75,767	$1,568	$2,126	$952	$80,413
Lines of credit	141,175	19,841	11,446	8,417	180,879
Total commercial and industrial	216,942	21,409	13,572	9,369	261,292
Commercial real estate:
Office	129,138	3,014	222	2,827	135,201
Retail/wholesale/mixed use	141,755	1,816	15,395	1,900	160,866
Industrial/warehouse	43,966	23,979	–	5,086	73,031
Other	7,317	–	–	–	7,317
Total commercial real estate	322,176	28,809	15,617	9,813	376,415
Multi-family real estate	512,786	20,868	7,700	3,842	545,196
Construction and development:
Commercial real estate	9,863	936	–	–	10,799
Multi-family real estate	140,251	16,828	–	–	157,079
Land and land development	11,701	122	–	1,024	12,847
Total construction/development	161,815	17,886	–	1,024	180,725
One- to four-family	474,946	109	615	3,549	479,219
Home equity and other consumer:
Home equity	165,551	–	–	304	165,855
Student	6,222	–	–	–	6,222
Other	10,831	14	–	69	10,914
Total home equity and other consumer	182,604	14	–	373	182,991
Total	$1,871,269	$89,095	$37,504	$27,970	$2,025,838

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at June 30, 2017, or December 31, 2016. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at June 30, 2017, or December 31, 2016.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3. Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	June 30, 2017
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	–	–	–	–	$80,413	$80,413	–
Lines of credit	–	–	–	–	180,879	180,879	$407
Total commercial and industrial	–	–	–	–	261,292	261,292	407
Commercial real estate:
Office	–	–	–	–	135,201	135,201	2,111
Retail/wholesale/mixed	–	$129	$729	$858	160,008	160,866	1,371
Industrial/warehouse	–	–	177	177	72,854	73,031	177
Other	–	–	–	–	7,317	7,317	–
Total commercial real estate	–	129	906	1,035	375,380	376,415	3,659
Multi-family real estate	$406	–	–	406	544,790	545,196	261
Construction and development:
Commercial real estate	–	–	–	–	10,799	10,799	–
Multi-family real estate	–	–	–	–	157,079	157,079	–
Land and land development	378	–	–	378	12,469	12,847	517
Total construction	378	–	–	378	180,347	180,725	517
One- to four-family	6,103	1,832	1,987	9,922	469,297	479,219	2,143
Home equity and other consumer:
Home equity	453	118	304	875	164,980	165,855	304
Student	118	154	181	453	5,769	6,222	–
Other	45	13	69	127	10,787	10,914	69
Total home equity and other consumer	616	285	554	1,455	181,536	182,991	373
Total	$7,503	$2,246	$3,447	$13,196	$2,012,642	$2,025,838	$7,360

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

As of June 30, 2017, and December 31, 2016, $181 and $295 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of June 30, 2017, and December 31, 2016, TDRs were $5,508 and $5,772, respectively, and consisted primarily of nonresidential commercial real estate and one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $2,625 and $2,815, respectively. Additions to TDRs during the six months ended June 30, 2017 and 2016, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

4. Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Six Months Ended June 30
	2017	2016
MSRs at beginning of the period, net	$6,569	$7,205
Additions	518	616
Amortization	(717)	(987)
MSRs at end of the period, net	$6,370	$6,834

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for six months ending December 31:	2017	$483
Estimate for years ending December 31:	2018	342
	2019	521
	2020	765
	2021	662
	2022	571
	Thereafter	3,026
	Total	$6,370

The projection of amortization for mortgage servicing rights is based future contractual principal and interest cash flows expected as of June 30, 2017. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5. Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	June 30	December 31
	2017	2016
Accrued interest:
Loans receivable	$5,493	$5,357
Mortgage-related securities	1,048	1,015
Total accrued interest	6,541	6,372
Foreclosed properties and repossessed assets:
Commercial real estate	609	1,559
Land and land development	–	598
One-to four-family	881	787
Total foreclosed properties and repossessed assets	1,490	2,944
Bank-owned life insurance	64,379	63,494
Premises and equipment, net	45,880	47,343
Federal Home Loan Bank stock, at cost	20,886	20,261
Deferred tax asset, net	14,243	14,543
Other assets	21,457	22,938
Total other assets	$174,876	$177,895

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

5. Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $1,475 and $2,424 at June 30, 2017, and December 31, 2016, respectively.

6. Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	June 30	December 31
	2017	2016
Checking accounts:
Non-interest-bearing	$313,925	$309,137
Interest-bearing	247,197	238,142
Total checking accounts	561,122	547,279
Money market accounts	542,713	558,905
Savings accounts	245,373	234,038
Certificates of deposit:
Due within one year	364,323	325,408
After one but within two years	146,361	162,138
After two but within three years	26,192	31,938
After three but within four years	1,379	2,246
After four but within five years	2,292	2,778
Total certificates of deposits	540,547	524,508
Total deposit liabilities	$1,889,755	$1,864,730

7. Borrowings

The following table summarizes borrowings as of the dates indicated:

	June 30, 2017		December 31, 2016
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB short-term advances	$370,000	1.16%	$285,000	0.70%
FHLB term advances maturing in:
2017	10,000	0.91	63,397	0.89
2018	22,547	1.60	22,547	1.60
2019	16,739	3.07	16,838	3.09
2020	23,653	3.68	24,338	3.72
2021	14,571	3.02	14,674	3.03
2022	5,882	5.11	5,967	5.11
Thereafter	6,305	4.04	6,389	4.04
Total borrowings	$469,697	1.52%	$439,150	1.22%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

8. Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies and as defined in applicable regulations. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of June 30, 2017, and December 31, 2016, the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
As of June 30, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio
At the Company:
Total risk-weighted capital	$318,102	15.47%	$164,535	8.00%	$205,668	10.00%
Tier 1 risk-weighted capital	297,126	14.45	123,401	6.00	164,535	8.00
CET1 risk-weighted capital	297,126	14.45	92,551	4.50	133,684	6.50
Tier 1 leverage capital	297,126	11.08	107,234	4.00	134,043	5.00
At the Bank:
Total risk-weighted capital	$292,090	14.21%	$164,483	8.00%	$205,604	10.00%
Tier 1 risk-weighted capital	271,114	13.19	123,362	6.00	164,483	8.00
CET1 risk-weighted capital	271,114	13.19	92,522	4.50	133,642	6.50
Tier 1 leverage capital	271,114	10.15	106,812	4.00	133,515	5.00

As of December 31, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio
At the Company:
Total risk-weighted capital	$312,503	15.50%	$161,329	8.00%	$201,661	10.00%
Tier 1 risk-weighted capital	292,563	14.51	120,997	6.00	161,329	8.00
CET1 risk-weighted capital	292,563	14.51	90,747	4.50	131,080	6.50
Tier 1 leverage capital	292,563	11.11	105,333	4.00	131,666	5.00
At the Bank:
Total risk-weighted capital	$285,016	14.14%	$161,247	8.00%	$201,559	10.00%
Tier 1 risk-weighted capital	265,076	13.15	120,936	6.00	161,247	8.00
CET1 risk-weighted capital	265,076	13.15	90,702	4.50	131,014	6.50
Tier 1 leverage capital	265,076	10.09	105,108	4.00	131,385	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

9. Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Net income	$4,192	$3,949	$7,832	$8,422
Weighted average shares outstanding	45,398,219	45,047,410	45,388,006	45,058,399
Vested restricted stock for period	155,474	118,509	137,953	105,025
Basic shares outstanding	45,553,693	45,165,919	45,525,959	45,163,424
Net dilutive effect of:
Stock option shares	430,683	412,784	458,048	399,451
Non-vested restricted stock	53,503	54,410	63,708	50,799
Diluted shares outstanding	46,037,879	45,633,113	46,047,715	45,613,674
Basic earnings per share	$0.09	$0.09	$0.17	$0.18
Diluted earnings per share	$0.09	$0.09	$0.17	$0.18

The Company had stock options for 82,000 and 362,534 shares outstanding as of June 30, 2017 and 2016, respectively that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $11.69 and $8.17 per share as of those dates, respectively.

10. Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $268 and $210 during the three months ended June 30, 2017 and 2016, respectively, and $601 and $425 during the six months ended June 30, 2017 and 2016, respectively.

The Company also has a qualified defined benefit pension plan covering employees that have met certain minimum age and service requirements and a supplemental defined benefit pension plan for certain eligible employees. The supplemental pension plan is funded through a "rabbi trust" arrangement. The benefits under these plans are generally based on the employee’s years of service and average annual wages, as defined in the plan. The Company’s funding policy is to contribute annually the amount necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974. In prior periods the Company closed the qualified defined benefit pension plan to new participants and froze the benefits of all existing participants. These changes resulted in the future benefits under the Company’s supplemental defined benefit pension plan also being effectively frozen.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

10. Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Service cost	–	–	–	–
Interest cost	$647	$669	$1,294	$1,338
Expected return on plan assets	(801)	(861)	(1,602)	(1,722)
Amortization of net loss from earlier periods	70	57	140	114
Net periodic benefit cost	$(84)	$(135)	$(168)	$(270)

The following table summarizes the supplemental plan’s net periodic costs for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Interest cost	$85	$93	$170	$186
Amortization of net loss from earlier periods	20	26	40	52
Net periodic benefit cost	$105	$119	$210	$238

A contribution of $1,750,000 to the qualified plan was made in the third quarter of 2017. This contribution was determined based on a number of factors, including the results of an actuarial valuation report as of January 1, 2017. No contribution is necessary for the supplemental plan.

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

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years, subject to earlier vesting on a change in control, and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of June 30, 2017, 2,372,560 shares remained eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $345 and $204 for the three months ended June 30, 2017 and 2016, respectively. The amount amortized to expense was $692 and $479 for the six months ended June 30, 2017 and 2016, respectively. Outstanding non-vested restricted stock grants had a fair value of $3,065 and an unamortized cost of $1,927 at June 30, 2017. The cost of these shares is expected to be recognized over a weighted-average period of 1.0 years.

During the three months ended June 30, 2017 and 2016, the Company recorded stock option compensation expense of $70 and $90, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded stock option compensation expense of $143 and $180, respectively. As of June 30, 2017, there was $289 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 0.7 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Six Months Ended June 30
	2017		2016
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,303,434	$5.5923	1,421,500	$5.4378
Granted	–	–	56,300	7.2900
Exercised	(124,834)	3.9150	(57,334)	4.9148
Forfeited	(3,500)	7.2900	(5,132)	6.1322
Outstanding at end of period	1,175,100	$5.7655	1,415,334	$5.5301

The following table provides additional information regarding the Company’s outstanding options as of June 30, 2017.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	0.8	–	–	32,000	–
$12.025	1.1	–	–	50,000	–
$7.226	2.8	–	–	50,000	$97
$4.740	3.5	–	–	70,000	309
$5.050	3.5	–	–	157,000	644
$3.720	4.1	–	–	2,500	14
$3.390	4.5	–	–	220,500	1,270
$3.800	4.8	–	–	10,000	54
$4.820	5.6	46,600	$202	173,600	752
$5.360	5.8	4,000	18	10,000	38
$5.700	5.9	4,000	14	16,000	55
$6.340	6.4	4,000	11	6,000	17
$7.170	6.6	73,200	145	108,400	215
$6.010	6.8	3,000	9	4,500	14
$5.850	6.9	–	–	20,000	66
$6.100	7.1	6,666	20	13,334	41
$6.700	7.6	9,995	24	20,005	49
$7.190	8.1	4,666	9	2,334	5
$7.290	8.6	35,206	65	17,594	33
Total		191,333	$517	983,767	$3,673
Weighted-average remaining contractual life		6.8 years		4.6 years
Weighted-average exercise price		$6.4543		$5.6315

There were 124,834 options exercised during the six months ended June 30, 2017, which had an intrinsic value of $719. There were 57,334 options exercised during the six months ended June 30, 2016, which had an intrinsic value of $155. The weighted average grant date fair value of non-vested options at June 30, 2017, was $1.99 per share. During the six months ended June 30, 2017, no options were granted, options for 195,961 shares became vested, and 3,500 non-vested options shares were forfeited.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

11. Stock-Based Benefit Plans (continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 56,300 options granted during the six month period ended March 30, 2016: risk free rate of 1.80%, dividend yield of 2.74%, expected stock volatility of 31%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.28 per option using these assumptions. No options were granted during the six months ended June 30, 2017.

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

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	June 30	December 31
	2017	2016
Unused commercial lines of credit	$190,046	$177,672
Commercial loans	2,960	3,709
Standby letters of credit	7,060	7,821
Real estate loan commitments:
Fixed rate	24,889	34,074
Adjustable rate	274,135	303,546
Unused consumer lines of credit	162,192	160,898

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

12. Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

The Company sells substantially all of its long-term, fixed-rate, one- to four-family loan originations in the secondary market. The Company uses interest rate lock commitments (“IRLCs”) and forward commitments to sell loans to manage interest rate risk associated with its loan sales activities, both of which are considered to be free-standing derivative financial instruments under GAAP. Changes in the fair value of the derivative instruments are recognized currently through earnings. During the three months ended June 30, 2017 and 2016, net unrealized losses of $11 and $42, respectively, were recognized in net gain on loan sales activities on these derivative instruments. During the six months ended June 30, 2017 and 2016, net unrealized gains (losses) of $(133) and $36, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains of $89 and $96 on loans held-for-sale for the three months ended June 30, 2017 and 2016, respectively, and $150 and $137 for the six months ended June 30, 2017 and 2016, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are free-standing derivative instruments under GAAP. As such, changes in the fair value of these derivative instruments are recognized currently through earnings. During the three months ended June 30, 2017 and 2016, net unrealized gains of $2,423 and $85, respectively, and net losses of $2,423 and $85, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees. During the six months ended June 30, 2017 and 2016, net unrealized gains of $2,207 and $453, respectively, and net losses of $2,207 and $453, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	June 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$10,012	$174	$6,806	$145
Forward commitments to sell loans	13,758	(111)	11,861	52
Embedded free-standing derivatives on commercial loans	$8,653	213	8,765	258
Receive-fixed free-standing interest rate swaps	321,617	(869)	299,595	(3,122)
Pay-fixed free-standing interest rate swaps	330,270	656	308,360	2,864
Pay-fixed cash flow hedge interest rate swaps	–	–	20,000	28
Net unrealized gains		$63		$225

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the six months ended June 30, 2017.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of June 30, 2017:

	Weighted- Average	Range
Loan size	$139	$13.5-$424
Contractual interest rate	3.64%	2.50%-7.10%
Constant prepayment rate (“CPR”)	7.67%	1.42%-25.43%
Remaining maturity in months	211	2-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.67%	9.63%-11.38%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at June 30, 2017, or December 31, 2016. Accordingly, the Company had no valuation allowance as of June 30, 2017, or December 31, 2016.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	June 30 2017		December 31 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$47,991	$47,991	$50,087	$50,087
Mortgage related securities available-for-sale	380,222	380,222	371,880	371,880
Mortgage related securities held-to-maturity	92,175	93,298	93,234	94,266
Loans held-for-sale	5,283	5,283	5,952	5,952
Loans receivable, net	2,003,601	2,017,324	1,942,907	1,949,534
Mortgage servicing rights, net	6,370	9,222	6,569	9,329
Federal Home Loan Bank stock	20,886	20,886	20,261	20,261
Accrued interest receivable	6,541	6,541	6,372	6,372
Deposit liabilities	1,889,755	1,823,567	1,864,730	1,823,592
Borrowings	469,697	473,847	439,150	443,732
Advance payments by borrowers	20,633	20,633	4,770	4,770
Accrued interest payable	985	985	1,124	1,124
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments	174	174	145	145
Forward commitments to sell loans	(111)	(111)	52	52
Embedded free-standing derivatives on commercial loans	213	213	258	258
Receive-fixed free-standing interest rate swaps	(869)	(869)	(3,122)	(3,122)
Pay-fixed free-standing interest rate swaps	656	656	2,864	2,864
Pay-fixed cash flow hedge interest rate swaps	–	–	28	28

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At June 30, 2017
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$5,283	–	$5,283
Mortgage-related securities available-for-sale	–	380,222	–	380,222

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$5,952	–	$5,952
Mortgage-related securities available-for-sale	–	371,880	–	371,880

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13. Fair Value Measurements (continued)

Impaired Loans For non-accrual loans greater than an established threshold and individually evaluated for impairment and all renegotiated loans, impairment is measured based on: (i) the fair value of the loan or the fair value of the collateral less estimated selling costs (collectively the “collateral value method”) or (ii) the present value of the estimated cash flows discounted at the loan’s original effective interest rate (the “discounted cash flow method”). The resulting valuation allowance, if any, is a component of the allowance for loan losses. The discounted cash flow method is a fair value measure. For the collateral value method, the Company generally obtains appraisals on a periodic basis to support the fair value of collateral underlying the loans. Appraisals are performed by independent certified and/or licensed appraisers that have been reviewed by the Company and incorporate information such as recent sales prices for comparable properties, costs of construction, and net operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At June 30, 2017, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 5.0% to 11.0%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $227 was recorded for loans with a recorded investment of $27,970 at June 30, 2017. These amounts were $158 and $22,466 at December 31, 2016, respectively. Provision for (recovery of) loan losses related to these loans was $167 and $(339) during the six months ended June 30, 2017 and 2016, respectively. Provision for loan losses related to these loans was of $158 during the twelve month period ended December 31, 2016.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of June 30, 2017, $345 in foreclosed properties was valued at collateral value compared to $1,882 at December 31, 2016. Losses of $28 and $19 related to these foreclosed properties were recorded during the six months ended June 30, 2017 and 2016, respectively. Losses on foreclosed properties valued at collateral value at December 31, 2016, were $197 for the twelve months ended December 31, 2016.

14. Subsequent Event

On July 20, 2017, the Company entered into a definitive merger agreement with Associated Banc-Corp (“Associated”). Under the agreement, which is subject to both regulatory and shareholder approval, and other closing conditions, the Company will be merged into Associated. Upon the completion of the merger each share of common stock of the Company will be converted into 0.422 shares of common stock of Associated in accordance with the terms of the definitive merger agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: effects of the announced acquisition of the Company, including customer, employee, and community reaction, general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels; recent, pending, and/or potential rulemaking or various federal regulatory agencies that could affect the Company or the Bank, particularly as such relates to guidelines concerning certain types of lending; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K, and under the caption “Forward Looking Statements” in the Company’s Current Report on Form 8-K dated and filed on July 20, 2017.

Announcement of Proposed Merger

On July 20, 2017, the Company entered into a definitive merger agreement with Associated Banc-Corp (“Associated”). On that date the Company and Associated filed separate reports on Form 8-K with the SEC that contain important information regarding the proposed transaction. The Company subsequently filed another report on Form 8-K, also dated July 20, 2017, providing further information on the related merger agreement.

Results of Operations

Overview The Company reported net income of $4.2 million or $0.09 per diluted share in the second quarter of 2017 compared to $3.9 million or $0.09 per diluted share in the same quarter of last year. Year-to-date in 2017, the Company reported net income of $7.8 million or $0.17 per diluted share compared to $8.4 million or $0.18 per diluted share in the same six-month period in 2016. The 2017 periods were favorably impacted by higher net interest income, a gain on sale of real estate held for investment, lower advertising and marketing expenses, and a reduced level of other non-interest expenses. In addition, the second quarter of 2017 benefited from a lower provision for loan losses compared to the same quarter in 2016. These developments were partially offset by lower deposit-related fees, reduced mortgage banking revenue, and a decrease in loan-related fees in the 2017 periods compared to the same periods in 2016. In addition, the 2017 periods were impacted by higher compensation and benefit expenses, increased occupancy and data processing costs, and increased losses and expenses related to foreclosed real estate. Finally, the 2017 year-to-date period was also impacted by lower brokerage, advisory, and insurance revenue and a higher provision for loan losses compared to the same six-month period in 2016. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended June 30, 2017 and 2016.

Net Interest Income The Company’s net interest income increased by $1.5 million or 8.7% and $2.4 million or 6.9% during the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods in 2016. Included in the year-to-date period in 2016 was a $482,000 call premium that the Company received on a mortgage-related security that was called in the first quarter of that year. Excluding this call premium, net interest income in the first six months of 2017 increased by $2.9 million or 8.4% compared to the same period in 2016. Most of this increase was caused by an increase in the Company’s average earning assets, which increased by $137.0 million or 5.9% during the six months ended June 30, 2017, compared to the same period in 2016. This increase was primarily attributable to an increase in average loans receivable. Also contributing to the increase in net interest income in the 2017 periods was an improvement in the Company’s net interest margin, excluding the impact of the aforementioned call premium in the first quarter of 2016. Finally, an increase in funding from non-interest bearing checking accounts also contributed to the increase in net interest income in the 2017 periods.

The Company’s net interest margin was 3.05% and 3.04% during the three- and six-month periods ended June 30, 2017, respectively, which compared to 2.95% and 2.97% during the same periods in 2016 (excluding four basis points of benefit related to the aforementioned call premium in the first quarter of 2016). In recent periods management has noted that the Company’s net interest margin has begun to improve modestly. Specifically, the 3.05% net interest margin in the second quarter of 2017 compared to 3.02% in the first quarter of 2017 and 3.00% in the fourth quarter of 2016 (also excluding three basis points related to a call premium in that quarter). Management has observed in recent periods that increases in the yield on the Company’s earning assets have been slightly greater than the increases in its cost of funds. This has occurred in an environment of rising interest rates, due in part to recent increases in the fed funds rate by the Federal Reserve. Management attributes the modest increases in the Company’s net interest margin to an overall interest rate risk exposure that it is slightly asset sensitive. That is, management believes that the sensitivity of the Company’s earning assets to changes in market interest rates is slightly greater than its interest-bearing liabilities. As such, management anticipates that the Company’s net interest margin may continue to show slight improvement in the immediate future, although there can be no assurances.

The Company’s net interest margin is subject to competitive pricing pressures for loans and deposits, changes in borrower and depositor preferences, and other economic and market factors that are outside of management’s control. Of particular concern to management are possible future changes in the competitive environment for interest rates on interest-bearing checking, savings, and money market deposit accounts. If competitive or market pressures require the Company to increase the interest rates it pays on these deposit accounts, and such increases are not exceeded or matched by increases in the yield on its earning assets, the Company’s net interest margin could be adversely impacted in future periods. Also of concern to management are possible future changes in depositor preferences for certain types of deposit products. Specifically, management believes that the relatively low interest rate environment that has persisted for the past few years has encouraged many deposit customers to switch to transaction deposits in an effort to retain flexibility in the event market interest rates increase. If market interest rates continue to increase in the future, customers’ preferences may shift from transaction deposits to certificates of deposit, which generally have a higher interest cost. This development could also have an adverse impact on the Company’s net interest margin in future periods.

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

	Three Months Ended June 30
	2017				2016
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,984,128		$19,448	3.92%	$1,815,579		$17,360	3.82%
Mortgage-related securities	474,595		2,525	2.13	519,808		2,722	2.09
Investment securities (2)	19,816		152	3.07	18,323		119	2.60
Interest-earning deposits	16,038		14	0.35	18,415		10	0.22
Total interest-earning assets	2,494,577		22,139	3.55	2,372,125		20,211	3.41
Non-interest-earning assets	190,991				204,756
Total average assets	$2,685,568				$2,576,881

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$244,641		8	0.01	$228,337		7	0.01
Money market accounts	524,181		236	0.18	530,593		211	0.16
Interest-bearing demand accounts	242,120		14	0.02	272,107		13	0.02
Certificates of deposit	533,472		1,287	0.96	546,553		1,215	0.89
Total deposit liabilities	1,544,414		1,545	0.40	1,577,590		1,446	0.37
Advance payments by borrowers for taxes and insurance	17,469		–	0.00	16,997		–	0.00
Borrowings	444,503		1,552	1.40	382,396		1,247	1.30
Total interest-bearing liabilities	2,006,386		3,097	0.62	1,976,983		2,693	0.54
Non-interest-bearing liabilities:
Non-interest-bearing deposits	315,141				234,390
Other non-interest-bearing liabilities	73,917				80,449
Total non-interest-bearing liabilities	389,058				314,839
Total liabilities	2,395,444				2,291,822
Total equity	290,124				285,059
Total average liabilities and equity	$2,685,568				$2,576,881
Net interest income and net interest rate spread			$19,042	2.93%			$17,518	2.87%
Net interest margin				3.05%				2.95%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.20	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Six Months Ended June 30
	2017				2016
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,965,745		$38,168	3.88%	$1,778,316		$34,296	3.86%
Mortgage-related securities	468,609		5,019	2.14	521,904		5,983	2.29
Investment securities (2)	19,837		289	2.91	18,209		221	2.43
Interest-earning deposits	18,299		27	0.30	17,075		18	0.21
Total interest-earning assets	2,472,490		43,503	3.52	2,335,504		40,518	3.47
Non-interest-earning assets	194,807				204,564
Total average assets	$2,667,297				$2,540,068

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	240,759		16	0.01	223,358		15	0.01
Money market accounts	529,901		463	0.17	527,494		399	0.15
Interest-bearing demand accounts	238,328		23	0.02	265,389		25	0.02
Certificates of deposit	529,444		2,495	0.94	547,351		2,412	0.88
Total deposit liabilities	1,538,432		2,997	0.39	1,563,592		2,851	0.36
Advance payments by borrowers for taxes and insurance	13,530		–	0.00	12,717		–	0.00
Borrowings	442,450		2,912	1.32	370,608		2,500	1.35
Total interest-bearing liabilities	1,994,412		5,909	0.59	1,946,917		5,351	0.55
Non-interest-bearing liabilities:
Non-interest-bearing deposits	308,991				227,082
Other non-interest-bearing liabilities	74,934				82,214
Total non-interest-bearing liabilities	383,925				309,296
Total liabilities	2,378,337				2,256,213
Total equity	288,960				283,855
Total average liabilities and equity	$2,667,297				$2,540,068
Net interest income and net interest rate spread			$37,594	2.93%			$35,167	2.92%
Net interest margin				3.04%				3.01%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.20	x

(3)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(4)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended June 30, 2017 Compared to June 30, 2016
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,625	$463	$2,088
Mortgage-related securities	(248)	51	(197)
Investment securities	11	22	33
Interest-earning deposits	(1)	5	4
Total interest-earning assets	1,387	541	1,928
Interest-bearing liabilities:
Savings accounts	1	–	1
Money market accounts	(3)	28	25
Interest-bearing demand accounts	(1)	2	1
Certificates of deposit	(29)	101	72
Total deposit liabilities	(32)	131	99
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	213	92	305
Total interest-bearing liabilities	181	223	404
Net change in net interest income	$1,206	$318	$1,524

	Six Months Ended June 30, 2017 Compared to June 30, 2016
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,693	$179	$3,872
Mortgage-related securities	(589)	(375)	(964)
Investment securities	21	47	68
Interest-earning deposits	1	8	9
Total interest-earning assets	3,126	(141)	2,985
Interest-bearing liabilities:
Savings accounts	1	–	1
Money market accounts	2	62	64
Interest-bearing demand accounts	(3)	1	(2)
Certificates of deposit	(81)	164	83
Total deposit liabilities	(81)	227	146
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	475	(63)	412
Total interest-bearing liabilities	394	164	558
Net change in net interest income	$2,732	$(305)	$2,427

Provision for Loan Losses The Company’s provision for loan losses was $363,000 in the second quarter of 2017 compared to $1.2 million in the same quarter last year. On a year-to-date basis, provision for loan losses was $1.1 million in 2017 compared to $591,000 in 2016. During the second quarter of 2017 the Company’s non-performing and other classified loans declined for reasons noted below. Primarily as a result of this improvement, the Company recorded a reduced provision for loan loss during the second quarter of 2017 compared to the same quarter in 2016. On a year-to-date basis, the provision for loan losses was higher in 2017 compared to 2016 due principally to growth in total loans receivable, the impact of which was only partially offset by the beneficial impact of the aforementioned decrease in non-performing and other classified loans in the second quarter.

In general, management believes that overall economic, employment, and real estate conditions are relatively stable in the Company’s local markets. However, trends in the credit quality of the Company’s loan portfolio are subject to many factors that are outside of the Company’s control, such as economic and market conditions that can fluctuate considerably from period to period. As such, there can be no assurances that there will not be significant fluctuations in the Company’s non-performing loans, classified loans, and/or loan charge-off activity from period to period, which may result in significant variability in the Company’s provision for loan losses.

Non-Interest Income Total non-interest income decreased by $1.3 million or 19.1% and $2.1 million or 16.2% during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, respectively. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $85,000 or 2.9% and $136,000 or 2.4% during the three- and six-months ended June 30, 2017, respectively, compared to the same periods in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the decline in deposit-related fees and charges to changes in customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and ATM usage. These developments have been partially offset by increased deposit account service charges and increased treasury management fees from commercial depositors.

Mortgage banking revenue, net, was $893,000 and $1.6 million during three- and six-month periods ended June 30, 2017, respectively. This compared to $1.1 million and $2.0 million during the same periods in 2016, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in thousands)
Gross loan servicing fees	$611	$637	$1,231	$1,283
MSR amortization	(385)	(554)	(717)	(987)
Change in MSR valuation allowance	–	–	–	–
Loan servicing revenue, net	226	83	514	296
Gain on loan sales activities, net	667	1,059	1,099	1,671
Mortgage banking revenue, net	$893	$1,142	$1,613	$1,967

Loan servicing revenue, net, increased during the three- and six-month periods in 2017 compared to the same periods in 2016. These increases were primarily caused by a decline in amortization of mortgage servicing rights (“MSRs”). These declines were caused by generally higher market interest rates for one- to four-family loans in 2017, which has resulted in reduced loan prepayment activity and slower amortization of the related MSRs compared to the prior year. The favorable impact of this development was partially offset by declines in gross servicing fees in the 2017 periods due to an overall decline in loans serviced for third-party investors. As of June 30, 2017, the Company serviced $971.5 million in loans for third-party investors compared to $1.0 billion one year earlier.

The change in valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of June 30, 2017, the Company had no valuation allowance against its MSRs, which had a carrying value of $6.4 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, which results in a charge to earnings in the period of the increase. During such periods loan refinance activity and expectations for future loan prepayments typically increase, which generally reduces the fair value of MSRs and could result in an increase in the MSR valuation allowance. However, in recent periods market interest rates for one- to four-family loans have generally been higher. As such, there was no requirement for an MSR valuation allowance as of June 30, 2017, and management does not expect one to be necessary in the near future. In addition, management expects that amortization of MSRs may continue to be lower in the near term in response to reduced levels of loan refinance activity. However, these developments cannot be assured, particularly if market interest rates for one- to four-family residential loans decline in the future.

Gain on loan sales activities, net, was $667,000 and $1.1 million during the three- and six-month periods ended June 30, 2017, respectively, compared to $1.1 million and $1.7 million during the same periods in 2016. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. Market interest rates for one- to four-family loans have been higher in recent periods, which is a development that typically results in lower originations and sales of such loans. The origination and sale of residential loans is subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not vary considerably from period to period.

Brokerage, advisory, and insurance revenue was $886,000 during the second quarter of 2017, which was $40,000 or 4.7% higher than the same quarter in the previous year. Year-to-date this source of revenue was $1.5 million, which was $176,000 or 10.3% lower than the same period in 2016. This revenue item generally consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, fees earned for investment advisory services, and commissions earned on sales of personal and business insurance products. Management attributes the recent fluctuations in this revenue line item to changes in commissions earned from sales of tax-deferred annuities and other sources of transaction-based income. In recent periods management has begun to shift the mix of revenue in this line of business from commission income, which tends to be transaction-based, to advisory fee income, which is generally based on assets under management rather than execution of individual transactions. Management believes that advisory-based fee income will be a more stable source of revenue in the future and expects that it will continue to grow due to new products, services, systems, and investment advisors that the Company has added in recent periods, although there can be no assurances.

Loan-related fees were $251,000 and $1.1 million during the three and six months ended June 30, 2017, respectively. These amounts compared to $1.6 million and $2.9 million during the same periods in 2016, respectively. The largest source of fees in this revenue category has historically been interest rate swap fees related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. The decrease in loan-related fees in the 2017 periods was primarily due to reduced originations of multi-family, commercial real estate, and construction loans, which are the types of loans that generate most of the Company’s interest rate swap fees. Management anticipates that originations of these types of loans in 2017 will continue to be lower than they were in 2016.

During the second quarter of 2017 the Company recorded a $268,000 gain on the disposition of real estate that it held for investment purposes. No real estate held for investment was sold in the 2016 periods. The Company continues to actively market certain of the properties that it holds for investment purposes. There can be no assurances that the Company will be able to sell such properties for gains or that gains or losses on such sales, if any, will not fluctuate considerably from period to period.

Non-Interest Expense Total non-interest expense increased by $554,000 or 3.2% and $1.1 million or 3.1% during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, respectively. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses increased by $437,000 or 4.3% and $1.2 million or 5.8% during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. These increases were due in part to normal annual merit increases granted to most employees at the beginning of 2017. Also contributing were certain signing bonuses and commission guarantees that the Company paid to a team of four experienced residential loan originators that it recruited from another financial institution earlier in the year. Finally, contributing to a lesser degree to the increase in compensation-related expense in the 2017 quarter was higher share-based compensation and employer 401k contributions compared to the same quarter in the prior year.

Occupancy, equipment, and data processing expenses increased by $204,000 or 6.2% and $413,000 or 6.1% during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. These increases were primarily caused by increased data processing, software, and equipment costs associated with various initiatives undertaken by the Company in recent periods.

Advertising and marketing-related expense was $743,000 and $1.3 million during the three and six months ended June 30, 2017, respectively, compared to $970,000 and $1.6 million during the same periods in 2016. Management anticipates that spending on advertising and marketing-related expenses during the full year 2017 will be slightly lower than it was in 2016. However, this outcome depends on future management decisions and there can be no assurances.

Federal deposit insurance premiums were $351,000 and $383,000 during the three months ended June 30, 2017 and 2016, respectively. Year-to-date, these premiums were $679,000 and $805,000 in 2017 and 2016, respectively. In 2016 the FDIC implemented a new rule that changed how insured financial institutions less than $10 billion in assets, such as the Company, are assessed for deposit insurance. The new rule has resulted in a lower deposit insurance assessment rate for the Company.

Net losses (gains) and expenses on foreclosed real estate were $217,000 and $(131,000) during the three-month periods ended June 30, 2017 and 2016, respectively. Net losses (gains) and expenses during the six-month periods ended as of those same dates were $271,000 and $(89,000). In general, the Company has experienced only modest gains, losses, and expenses on foreclosed real estate in recent periods due to relatively low levels of foreclosed properties and improved market conditions. The net loss in the second quarter was primarily caused by the sale of a larger property, the sale of which reduced the Company’s total foreclosed real estate to $1.5 million at June 30, 2017, compared to $2.9 million at December 31, 2016.

Other non-interest expense was $2.2 million in the second quarter of 2017 compared to $2.3 million in the same quarter of last year. In a year-to-date comparison, these expenses were $4.2 in 2017 compared to $4.7 million in 2016. Other non-interest expense declined in the 2017 periods due in part to lower ATM and card processing charges compared to the same periods in 2016. The 2016 year-to-date period also included $207,000 in prepayment penalties related to the early retirement of certain fixed-rate advances from the FHLB of Chicago in the first quarter of that year.

In the first quarter of 2017 the Company entered into an agreement to sell five retail branch offices, including $52.6 million in deposits and $13.2 million in loans associated with the offices, to another financial institution. This pending sale is expected to close in the third quarter, subject to the filing of appropriate notices with and approvals of regulatory agencies. At the same time the Company also announced that it would consolidate two retail branch offices into other nearby locations, which was completed in the second quarter. These two offices had aggregate deposits and loans of $19.1 million and $9.6 million, respectively. Management anticipates that the decisions to sell and consolidate retail branch offices will provide approximately $1.3 million in aggregate net benefit to pre-tax earnings on an annualized basis. Also related to these decisions, the Company expects to incur one-time costs of approximately $250,000, composed primarily of asset disposition costs, employment severance costs, data processing costs, and professional fees, most of which were recorded in the first six months of 2017. The remainder is expected to be recorded in the third quarter.

Income Tax Expense Income tax expense was $2.5 million and $2.3 million during the second quarters of 2017 and 2016, respectively, and was $4.2 million and $4.9 million during the year-to-date periods in 2017 and 2016, respectively. The effective tax rates (“ETRs”) for the quarter periods were 37.7% and 37.3%, respectively, and for the year-to-date periods were 35.1% and 36.9%, respectively. The ETR was lower in the 2017 year-to-date period because of certain tax deductions related to the vesting of restricted stock grants and exercise of certain stock options by employees and directors earlier in the year. The Company’s ETR will also vary from period to period due to the impact of non-taxable revenue items, such as earnings from bank-owned life insurance (“BOLI”) and tax-exempt interest income.

Financial Condition

Overview The Company’s total assets increased by $62.1 million or 2.3% during the six months ended June 30, 2017. During this period a $60.7 million increase in loans receivable was principally funded by a $30.5 million increase in borrowings and a $25.0 million increase in deposit liabilities. The Company’s total shareholders’ equity was $290.6 million at June 30, 2017, compared to $286.6 million at December 31, 2016.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $8.4 million or 2.3% during the six months ended June 30, 2017. This increase was due to the purchase of $63.7 million in securities that was substantially offset by normal periodic principal repayments in the portfolio.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company’s portfolio of mortgage-related securities held-to-maturity was $92.2 million at June 30, 2017, compared to $93.2 million at December 31, 2017.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $5.3 million and $6.0 million at June 30, 2017, and December 31, 2016, respectively.

Loans Receivable The Company’s loans receivable increased by $60.7 million or 3.1% during the three months ended June 30, 2017. During this period increases in multi-family loans, commercial and industrial loans, and construction loans (net of the undisbursed portion) were partially offset by a decline in home equity and other consumer loans. Contributing to a lesser degree to the increase in loans receivable were slight increases in commercial real estate loans and one- to four-family permanent loans. The loan portfolio is subject to economic, market, competitive, and regulatory factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Six Months Ended June 30
	2017	2016
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$42,277	$21,232
Commercial real estate	9,324	45,705
Multi-family real estate	23,467	111,167
Construction and development	42,523	84,102
Total commercial loans	117,591	262,203
Retail loans:
One- to four-family first mortgages (1)	63,195	42,184
Home equity	16,238	15,342
Other consumer	699	1,137
Total retail loans	80,132	58,663
Total loan originations	$197,723	$320,866

(1)	Excludes $41.6 million and $64.5 million in loans originated for sale during the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the Company’s holdings of, and three-year growth rate in non-owner occupied commercial real estate and construction loans exceeded guidelines issued by banking regulatory agencies, as previously disclosed in prior filings. As such, management expects that the aggregate future growth rate for these loan types will be managed to more closely approximate growth in the total risk-based capital of the Bank.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.4 million at June 30, 2017, and $6.6 million at December 31, 2016, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of June 30, 2017, the Company serviced $971.5 million in loans for third-party investors compared to $997.0 million at December 31, 2016. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Deposit Liabilities The Company’s deposit liabilities increased by $25.0 million or 1.3% during the six months ended June 30, 2017. Transaction deposits, which consist of checking, savings, and money market accounts, increased by $9.0 million or 0.7% during the period and certificates of deposit increased by $16.0 million or 3.1%. As previously noted, if market interest rates continue to increase in the future, competitive or market pressures could require the Company to increase the interest rates it pays on its transaction deposit accounts. In addition, customer preference may shift from transaction deposits to certificates of deposit, which typically offer a higher rate of interest to the customer. These developments could increase the Company’s cost of funds in the future, which will have an adverse impact on its net interest margin. In recent periods management has noted that balances in customers’ money market accounts have declined. During the first six months of 2017 such balances declined by $16.2 million or 2.9%. If this trend continues, the Company may be required to raise the rates it offers on such accounts, which will have an adverse impact on its net interest margin, as previously noted.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, increased by $30.5 million or 7.0% during the six months ended June 30, 2017. This increase was primarily caused by overnight borrowings from the FHLB of Chicago, which were drawn to fund growth in the Company’s earning assets during the period, as previously described. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $20.6 million at June 30, 2017, compared to $4.8 million at December 31, 2016. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity was $290.6 million at June 30, 2017, compared to $286.6 million at December 31, 2016. This increase was primarily due to $7.8 million in net income that was only partially offset by $5.1 million in regular cash dividends. Also contributing to the increase was periodic amortization related to share-based compensation and the issuance of treasury shares on stock option exercises. The book value of the Company’s common stock was $6.33 per share at June 30, 2017, compared to $6.27 at December 31, 2016.

On August 7, 2017, the Company’s board of directors declared a $0.055 per share dividend payable on August 28, 2017, to shareholders of record on August 18, 2017. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	June 30	December 31
	2017	2016
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$407	$989
Commercial real estate	3,659	2,839
Multi-family real estate	261	274
Construction and development	517	148
Total commercial loans	4,844	4,250
Non-accrual retail loans:
One- to four-family first mortgages	2,143	3,191
Home equity	304	442
Other consumer	69	46
Total non-accrual retail loans	2,516	3,679
Total non-accrual loans	7,360	7,929
Accruing loans delinquent 90 days or more (1)	181	295
Total non-performing loans	7,541	8,224
Foreclosed real estate and repossessed assets	1,490	2,943
Total non-performing assets	$9,031	$11,167

Non-performing loans to total loans	0.38%	0.42%
Non-performing assets to total assets	0.33%	0.42%
Interest income that would have been recognized if non-accrual loans had been current (2)	$253	$498
Interest income on non-accrual loans included in interest income (2)	$233	$390

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the six months ended June 30, 2017, and the twelve months ended December 31, 2016, respectively.

The Company’s non-performing loans were $7.5 million or 0.38% of loans receivable as of June 30, 2017, compared to $8.2 million or 0.42% of loans receivable as of December 31, 2016. Non-performing assets, which includes non-performing loans, were $9.0 million or 0.33% of total assets and $11.2 million or 0.42% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at June 30, 2017, management was closely monitoring $57.9 million in additional loans that were classified as either “special mention” or “substandard” in accordance with the Company’s internal risk rating policy. This amount compared to $68.6 million at December 31, 2016. As of June 30, 2017, most of the Company’s additional classified loans were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of June 30, 2017, although there can be no assurances that the loans will not become impaired in future periods. The decline in additional classified loans in 2017 was primarily caused by a larger commercial real estate loan relationship that the Company upgraded during the period due to the improved financial and operating condition of the borrower.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Six Months Ended June 30
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$19,940	$17,641
Provision for loan losses	1,080	591
Charge-offs:
Commercial and industrial	(31)	–
Commercial real estate	–	(99)
Multi-family real estate	–	–
Construction and development	–	–
One- to four-family first mortgages	(13)	(84)
Home equity	(17)	(35)
Other consumer	(169)	(188)
Total charge-offs	(230)	(406)
Recoveries:
Commercial and industrial	–	4
Commercial real estate	8	19
Multi-family real estate	32	30
Construction and development	–	–
One- to four-family first mortgages	57	33
Home equity	50	9
Other consumer	40	41
Total recoveries	187	136
Net charge-offs	(43)	(270)
Balance at end of period	$20,977	$17,962

	June 30	December 31
	2017	2016
Allowance for loan losses to total loans	1.05%	1.03%
Allowance for loan losses to non-performing loans	278.17%	242.46%
Net charge-offs to average loans (1)	0.00%	0.04%

(1)	The rate for the six months ended June 30, 2017, is annualized.

The Company’s allowance for loan losses was $21.0 million or 1.05% of total loans at June 30, 2017, compared to $19.9 million or 1.03% of total loans at December 31, 2016. As a percent of non-performing loans, the Company’s allowance for loan losses was 278.2% at June 30, 2017, compared to 242.5% at December 31, 2016. Management believes the allowance for loan losses at June 30, 2017, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 10.72% at June 30, 2017, compared to 10.82% at December 31, 2016. This decrease was primarily due to an increase in the Company’s total assets during the period, as previously described. The Company is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the Federal Reserve Bank (“FRB”). The Company is “well capitalized” for regulatory capital purposes. As of June 30, 2017, the Company had a total risk-based capital ratio of 15.47% and a Tier 1 leverage capital ratio of 11.08%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-based capital and 5% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Regulatory Capital Requirements” in “Item 1. Financial Statements.”

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of June 30, 2017, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,349,208	–	–	–	$1,349,208
Certificates of deposit	364,323	$172,553	$3,671	–	540,547
Borrowed funds	402,547	27,666	32,118	$7,366	469,697
Operating leases	887	1,488	1,115	2,607	6,097
Purchase obligations	2,640	3,300	–	–	5,940
Deferred retirement plans and deferred compensation plans	804	1,666	847	4,098	7,415

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of June 30, 2017:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$190,046	–	–	–	$190,046
Commercial loans	1,739	$1,221	–	–	2,960
Standby letters of credit	6,551	234	$275	–	7,060
Multi-family and commercial real estate loans	239,660	6,644	–	–	246,304
Residential real estate loans	52,720	–	–	–	52,720
Revolving home equity and credit card lines	162,192	–	–	–	162,192
Net commitments to sell mortgage loans	13,758	–	–	–	13,758

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At June 30, 2017, the Company had forward commitments to sell one- to four-family mortgage loans of $13.8 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of June 30, 2017.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2017, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	June 30, 2017
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$30,440	$74,221	$117,648	$78,114	$14,749	$315,172
Adjustable	912,459	52,432	75,597	13,375	2,928	1,056,791
Retail loans:
Fixed	18,071	33,669	63,979	39,548	63,783	219,050
Adjustable	100,680	112,662	97,985	71,364	52,209	434,900
Interest-earning deposits	17,168	–	–	–	–	17,168
Mortgage-related securities:
Fixed	26,535	63,456	177,514	123,150	71,006	461,661
Adjustable	11,637	–	–	–	–	11,637
Other interest-earning assets	20,886	–	–	–	–	20,886
Total interest-earning assets	1,137,876	336,440	532,723	$325,551	204,675	2,537,265

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	313,947	313,947
Interest-bearing demand accounts	–	–	–	–	247,175	247,175
Savings accounts	–	–	–	–	245,373	245,373
Money market accounts	542,713	–	–	–	–	542,713
Certificates of deposit	102,187	265,564	169,125	3,671	–	540,547
Advance payments by borrowers for taxes and insurance	–	20,633	–	–	–	20,633
Borrowings	380,294	23,454	29,601	30,106	6,242	469,697
Total non-interest- and interest- bearing liabilities	1,025,194	309,651	198,726	33,777	812,737	2,380,085
Interest rate sensitivity gap	$112,682	$26,789 *	$333,997	$291,774	(608,062)	$157,180
Cumulative interest rate sensitivity gap	$112,682	$139,471	$473,468	$765,242	$157,180
Cumulative interest rate sensitivity gap as a percent of total assets	4.16%	5.15%	17.47%	28.23%	5.80%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	110.99%	110.45%	130.87%	148.82%	106.60%

Based on the above gap analysis, at June 30, 2017, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year net interest income could be favorably impacted by an increase in market interest rates. Alternatively, net interest income could be unfavorably impacted by a decrease in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at June 30, 2017. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of the
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$357,059	$(13,349)	(3.6)%	13.90%	2.4%
+300	362,069	(8,339)	(2.3)	13.89	2.3
+200	369,322	(1,086)	(0.3)	13.95	2.7
+100	367,519	(2,889)	(0.8)	13.67	0.7
0	370,408	–	–	13.58	–
-100	348,226	(22,182)	(6.0)	12.58	(7.3)

Based on the above analysis, the Company’s PVE is not expected to be materially impacted from changes in market interest rates, although such impact is not expected to be significant. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K.

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

PART II

Item 1. Legal Proceedings

On July 28, 2017, two substantially identical purported class action complaints, each by various individual plaintiffs, were filed in the Wisconsin Circuit Court for Milwaukee County on behalf of the respective named plaintiffs and other Company shareholders against the Company, the members of the Company’s board of directors, and Associated Banc-Corp (“Associated”) in connection with the proposed merger transaction between the Company and Associated, pursuant to which the Company will be acquired by Associated.  The lawsuits are captioned Schumel et al v. Bank Mutual Corporation et al., case no. 2017CV006201, and Paquin et al. v. Bank Mutual Corporation et al., case no. 2017CV006202. Both complaint allege state law breach of fiduciary duty claims against the Company’s board for, among other things, seeking to sell the Company through an allegedly defective process, for an allegedly unfair price and on allegedly unfair terms.  The lawsuits seeks, among other things, to enjoin the consummation of the transaction and damages.  The complaints allege that Associated aided and abetted the directors’ alleged breaches of fiduciary duty.  The Company believes the allegations are without merit.

Item 1A. Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2016 Annual Report on Form 10-K. Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no shares of stock repurchased by the Company during the six months ended June 30, 2017. The Company has 500,000 shares remaining to be purchased pursuant to stock repurchase plans authorized by its board of directors.

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date:	August 8, 2017	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date:	August 8, 2017	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended June 30, 2017

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

10.1	Amended and restated Employment Agreement of Mr. Baumgarten with Bank Mutual dated as of May 31, 2017 (continuing through 2018) *	X

10.2	Form of amended and restated Employment Agreement (with Messrs. Dosland, Fikejs, Larson, Lawton and Mayne, and certain other executive officers; continuing through 2017) *	X

10.3	Bank Mutual Corporation Executive Excess Benefits Plan (benefits thereunder frozen) **	X

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation	X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Reflects non-material changes from previously filed version.

**	Reflects non-material changes from Mutual Savings Bank Executive Excess Benefits Plan, which was previously filed.