Form 10-Q
period 2017-09-30
BANK MUTUAL CORP
filed 2017-11-07
CIK 1123270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36528

BANK MUTUAL CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-2004336
(State or other jurisdiction of	(IRS Employer Identification No.)
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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 46,009,090 shares, at November 7, 2017.

BANK MUTUAL CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I

Item 1. Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Financial Condition

	September 30	December 31
	2017	2016
	(Dollars in thousands)
Assets
Cash and due from banks	$27,695	$31,284
Interest-earning deposits	27,837	18,803
Cash and cash equivalents	55,532	50,087
Mortgage-related securities available-for-sale, at fair value	386,481	371,880
Mortgage-related securities held-to-maturity, at amortized cost (fair value of $92,561 in 2017 and $94,266 in 2016)	91,617	93,234
Loans held-for-sale	4,026	5,952
Loans receivable (net of allowance for loan losses of $21,326 in 2017 and $19,940 in 2016)	1,984,823	1,942,907
Mortgage servicing rights, net	6,278	6,569
Other assets	164,917	177,895

Total assets	$2,693,674	$2,648,524

Liabilities and shareholders’ equity

Liabilities:
Deposit liabilities	$1,924,552	$1,864,730
Borrowings	408,022	439,150
Advance payments by borrowers for taxes and insurance	30,458	4,770
Other liabilities	38,292	53,233
Total liabilities	2,401,324	2,361,883
Shareholders’ equity:
Preferred stock–$0.01 par value:
Authorized–20,000,000 shares in 2017 and 2016 Issued and outstanding–none in 2017 and 2016	–	–
Common stock–$0.01 par value:
Authorized–200,000,000 shares in 2017 and 2016 Issued–78,783,849 shares in 2017 and 2016
Outstanding–45,938,464 shares in 2017 and 45,691,790 in 2016	788	788
Additional paid-in capital	483,592	484,940
Retained earnings	175,731	171,633
Accumulated other comprehensive loss	(11,234)	(11,139)
Treasury stock–32,845,385 shares in 2017 and 33,092,059 in 2016	(356,527)	(359,581)
Total shareholders’ equity	292,350	286,641

Total liabilities and shareholders’ equity	$2,693,674	$2,648,524

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30
	2017	2016
	(Dollars in thousands, except per share data)
Interest income:
Loans	$20,557	$18,209
Mortgage-related securities	2,483	3,139
Investment securities	163	117
Interest-earning deposits	25	5
Total interest income	23,228	21,470
Interest expense:
Deposit liabilities	1,773	1,468
Borrowings	1,767	1,290
Total interest expense	3,540	2,758
Net interest income	19,688	18,712
Provision for loan losses	472	1,395
Net interest income after provision for loan losses	19,216	17,317
Non-interest income:
Deposit-related fees and charges	2,935	2,991
Mortgage banking revenue, net	788	1,354
Brokerage, advisory, and insurance revenue	824	816
Loan-related fees	381	1,136
Income from bank-owned life insurance (“BOLI”)	442	460
Gain on real estate held for investment	56	12
Net loss on sale of retail branch offices, loans. and deposits	(197)	–
Other non-interest income	26	98
Total non-interest income	5,255	6,867
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	10,619	10,452
Occupancy, equipment, and data processing costs	3,428	3,317
Advertising and marketing	535	737
Federal insurance premiums	350	273
Losses and expenses on foreclosed real estate, net	15	169
Merger-related expenses	1,263	–
Other non-interest expense	2,169	2,298
Total non-interest expense	18,379	17,246
Income before income taxes	6,092	6,938
Income tax expense	2,250	2,484

Net income	$3,842	$4,454

Per share data:
Earnings per share–basic	$0.08	$0.10
Earnings per share–diluted	$0.08	$0.10
Cash dividends per share paid	$0.055	$0.055

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Nine Months Ended September 30
	2017	2016
	(Dollars in thousands, except per share data)
Interest income:
Loans	$58,725	$52,505
Mortgage-related securities	7,503	9,122
Investment securities	452	338
Interest-earning deposits	52	23
Total interest income	66,732	61,988
Interest expense:
Deposit liabilities	4,770	4,319
Borrowings	4,679	3,790
Advance payment by borrowers for taxes and insurance	1	1
Total interest expense	9,450	8,110
Net interest income	57,282	53,878
Provision for loan losses	1,552	1,986
Net interest income after provision for loan losses	55,730	51,892
Non-interest income:
Deposit-related fees and charges	8,492	8,685
Mortgage banking revenue, net	2,401	3,321
Brokerage, advisory, and insurance revenue	2,362	2,529
Loan-related fees	1,483	4,001
Income from bank-owned life insurance (“BOLI”)	1,317	1,387
Gain on real estate held for investment	325	12
Net loss on sale of retail branch offices, loans, and deposits	(197)	–
Other non-interest income	181	186
Total non-interest income	16,364	20,121
Non-interest expense:
Compensation, payroll taxes, and other employee benefits	32,521	31,155
Occupancy, equipment, and data processing costs	10,657	10,133
Advertising and marketing	1,829	2,292
Federal insurance premiums	1,029	1,078
Losses and expenses on foreclosed real estate, net	286	80
Merger-related expenses	1,263	–
Other non-interest expense	6,350	6,993
Total non-interest expense	53,935	51,731
Income before income taxes	18,159	20,282
Income tax expense	6,485	7,406

Net income	$11,674	$12,876

Per share data:

Earnings per share–basic	$0.25	$0.28
Earnings per share–diluted	$0.25	$0.28
Cash dividends per share paid	$0.165	$0.160

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Total Comprehensive Income

	Three Months Ended September 30
	2017	2016
	(Dollars in thousands)

Net income	$3,842	$4,454
Other comprehensive income (loss), net of tax:
Change in net unrealized gain on securities available-for-sale, net of deferred income taxes of $(52) in 2017 and $(539) in 2016	(78)	(805)
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $0 in 2017 and $57 in 2016	-	84
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $36 in 2017 and $34 in 2016	54	51
Total other comprehensive income (loss), net of tax	(24)	(670)

Total comprehensive income	$3,818	$3,784

	Nine Months Ended September 30
	2017	2016
	(Dollars in thousands)

Net income	$11,674	$12,876
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available-for-sale, net of deferred income taxes of $(162) in 2017 and $1,599 in 2016	(242)	2,386
Change in net unrealized loss on interest rate swaps, net of deferred income taxes of $(11) in 2017 and $(76) in 2016	(17)	(114)
Amortization of net prior service costs and unrecognized loss included in net periodic benefit cost, net of deferred income taxes of $109 in 2017 and $101 in 2016	164	152
Total other comprehensive income (loss), net of tax	(95)	2,424

Total comprehensive income	$11,579	$15,300

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporations and Subsidiaries

Unaudited Condensed Consolidated Statements of Equity

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2017	$788	$484,940	$171,633	$(11,139)	$(359,581)	$286,641
Net income	–	–	11,674	–	–	11,674
Other comprehensive loss	–	–	–	(95)	–	(95)
Issuance of restricted stock	–	(1,487)	–	–	1,487	–
Exercise of stock options	–	(1,105)	–	–	1,567	462
Share based payments	–	1,244	–	–	–	1,244
Cash dividends ($0.165 per share)	–	–	(7,576)	–	–	(7,576)

Balance at September 30, 2017	$788	$483,592	$175,731	$(11,234)	$(356,527)	292,350

Balance at January 1, 2016	$788	$486,273	$164,482	$(9,365)	$(362,784)	$279,394
Net income	–	–	12,876	–	–	12,876
Other comprehensive income	–	–	–	2,424	–	2,424
Purchase of treasury stock	–	–	–	–	(221)	(221)
Issuance of restricted stock	–	(1,469)	–	–	1,469	–
Exercise of stock options	–	(1,029)	–	–	1,707	678
Share based payments	–	1,013	–	–	–	1,013
Cash dividends ($0.16 per share)	–	–	(7,291)	–	–	(7,291)

Balance at September 30, 2016	$788	$484,788	$170,067	$(6,941)	$(359,829)	$288,873

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

Bank Mutual Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2017	2016
	(Dollars in thousands)
Operating activities:
Net income	$11,674	$12,876
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,552	1,986
Provision for depreciation	2,446	2,527
Amortization of mortgage servicing rights	1,100	1,636
Net premium amortization on securities	1,791	2,039
Loans originated for sale	(64,532)	(112,500)
Proceeds from loan sales	67,311	109,816
Gain on loan sales activities, net	(1,662)	(3,042)
Deferred income tax expense (benefit)	(183)	2,956
Gain on real estate held for investment	(325)	(12)
Net loss on sale of retail branch offices, loans, and deposits	197	–
Other, net	(11,707)	(10,244)
Net cash provided by operating activities	7,662	8,038
Investing activities:
Principal repayments on mortgage-related securities available-for-sale	83,020	86,977
Principal repayments on mortgage-related securities held-to-maturity	1,374	17,493
Purchases of mortgage-related securities available-for-sale	(99,574)	(56,137)
Purchases of FHLB of Chicago stock	(17,471)	(1,614)
Redemptions of FHLB of Chicago stock	19,371	–
Net increase in loans receivable	(44,179)	(188,675)
Proceeds from sale of foreclosed properties	2,754	2,048
Proceeds from sale of real estate held for investment	1,020	–
Net (purchases) dispositions of premises and equipment	4,200	(1,339)
Net cash used by investing activities	(49,485)	(141,247)
Financing activities:
Net increase in deposit liabilities	59,822	71,524
Net increase in short-term borrowings	15,000	115,000
Repayments of long-term borrowings	(46,128)	(72,011)
Net increase in advance payments by borrowers for taxes and insurance	25,688	26,837
Cash dividends	(7,576)	(7,291)
Purchases of treasury stock	–	(221)
Other, net	462	678
Net cash provided by financing activities	47,268	134,516
Increase in cash and cash equivalents	5,445	1,307
Cash and cash equivalents at beginning of period	50,087	44,501
Cash and cash equivalents at end of period	$55,532	$45,808
Supplemental information:
Cash paid in period for:
Interest on deposit liabilities and borrowings	$9,591	$8,035
Income taxes	5,795	4,278
Non-cash transactions:
Loans transferred to foreclosed properties and repossessed assets	711	1,252

Refer to Notes to Unaudited Condensed Consolidated Financial Statement

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bank Mutual Corporation (the “Company”), its wholly-owned subsidiary Bank Mutual (the “Bank”), and the Bank’s subsidiaries.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, Rule 10-01 of Regulation S-X, and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial information. However, in the opinion of management, all adjustments (consisting of normal recurring entries) necessary for a fair presentation of operations, cash flows, and financial position have been included in the accompanying financial statements. This report should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

In 2017 the FASB issued new accounting guidance related to the accounting for premiums on purchased callable debt securities. For the Company this guidance is effective for periods beginning after December 15, 2018, which will be the first quarter of 2019. The Company’s adoption of this item is not expected to have a material impact on its results of operations or financial condition.

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

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

1.	Basis of Presentation (continued)

In 2017 the FASB issued new accounting guidance related to improving the accounting for hedging activities. For the Company this guidance is effective for periods beginning after December 15, 2018, which will be the first quarter of 2019. The Company’s adoption of this item is not expected to have a material impact on its results of operations, financial condition, or other comprehensive income.

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity

The amortized cost and fair value of mortgage-related securities available-for-sale and held-to-maturity are as follows:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$185,816	$510	$(877)	$185,449
Federal National Mortgage Association	175,284	374	(928)	174,730
Government National Mortgage Association	13,823	3	(143)	13,683
Private-label CMOs	12,488	219	(88)	12,619
Total available-for-sale	$387,411	$1,106	$(2,036)	$386,481
Securities held-to-maturity:
Federal National Mortgage Association	$91,617	$944	–	$92,561
Total held-to-maturity	$91,617	$944	–	$92,561

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$187,958	$929	$(1,049)	$187,838
Federal National Mortgage Association	162,936	759	(1,085)	162,610
Government National Mortgage Association	5,279	3	(80)	5,202
Private-label CMOs	16,233	220	(223)	16,230
Total available-for-sale	$372,406	$1,911	$(2,437)	$371,880
Securities held-to-maturity:
Federal National Mortgage Association	$93,234	$1,032	–	$94,266
Total held-to-maturity	$93,234	$1,032	–	$94,266

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

2.	Mortgage-Related Securities Available-for-Sale and Held-to-Maturity (continued)

The following tables summarize mortgage-related securities by amount of time the securities have had a gross unrealized loss as of the dates indicated:

	September 30, 2017
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$825	36	$122,852	$52	3	$3,715	$877	$126,567
Federal National Mortgage Association	479	31	84,129	449	7	17,866	928	101,995
Government National Mortgage Association	143	6	13,665	–	–	–	143	13,665
Private-label CMOs	11	1	656	77	8	5,753	88	6,409
Total available-for-sale	$1,458	74	$221,302	$578	18	$27,334	$2,036	$248,636

	December 31, 2016
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position			Gross	Total
	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Number of Securities	Estimated Fair Value	Unrealized Loss Amount	Estimated Fair Value
Securities available-for-sale:
Federal Home Loan Mortgage Corporation	$459	14	$35,938	$590	17	$75,151	$1,049	$111,089
Federal National Mortgage Association	345	11	33,559	740	17	58,366	1,085	91,925
Government National Mortgage Association	80	2	5,182	–	–	–	80	5,182
Private-label CMOs	18	2	2,398	205	11	9,286	223	11,684
Total available-for-sale	$902	29	$77,077	$1,535	45	$142,803	$2,437	$219,880

The Company determined that the unrealized losses on its mortgage-related securities were temporary as of September 30, 2017, and December 31, 2016. The Company does not intend to sell these securities and it is unlikely that it will be required to sell these securities before the recovery of their amortized cost. The Company believes it is probable that it will receive all future contractual cash flows related to these securities. This determination was based on management’s judgment regarding the nature of the loan collateral that supports the securities, a review of the current ratings issued on the securities by various credit rating agencies, recent trends in the fair market values of the securities and, in the case of private-label collateralized mortgage obligations (“CMOs”), a review of the actual delinquency and/or default performance of the loan collateral that supports the securities.

As of September 30, 2017, and December 31, 2016, the Company had private-label CMOs, with a fair value of $8,911 and $11,625, respectively, and unrealized gains of $138 and $37, respectively, that were rated less than investment grade. These private-label CMOs were analyzed using modeling techniques that considered the priority of cash flows in the CMO structure and various default and loss rate scenarios that management considered appropriate given the nature of the loan collateral.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

The following table contains a summary of other-than-temporary impairment (“OTTI”) related to credit losses that have been recognized in earnings as of the dates indicated for private label CMOs, as well as the end of period values for securities that have experienced such losses:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Beginning balance of unrealized OTTI related to credit losses	$369	$522	$460	$592
Reductions for increase in cash flows expected to be received	(1)	(31)	(92)	(101)
Ending balance of unrealized OTTI related to credit losses	$368	$491	$368	$491
Adjusted cost at end of period	$2,648	$3,653	$2,648	$3,653
Estimated fair value at end of period	$2,836	$3,922	$2,836	$3,922

Results of operations included no gross realized gains or losses on the sale of securities during the three and nine months ended September 30, 2017 or 2016.

Mortgage-related securities available-for-sale with a fair value of approximately $37,741 and $44,155 at September 30, 2017, and December 31, 2016, respectively, were pledged to secure deposits, borrowings, and for other purposes as permitted or required by law.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable

The following table summarizes the components of loans receivable as of the dates indicated:

	September 30	December 31
	2017	2016
Commercial loans:
Commercial and industrial	$272,283	$241,689
Commercial real estate	359,168	375,459
Multi-family real estate	569,739	506,136
Construction and development loans:
Commercial real estate	27,229	34,125
Multi-family real estate	219,568	328,186
Land and land development	10,077	12,484
Total construction and development	256,874	374,795
Total commercial loans	1,458,064	1,498,079
Retail loans:
One- to four-family first mortgages:
Permanent	460,907	457,014
Construction	54,686	42,961
Total one- to four-family first mortgages	515,593	499,975
Home equity loans:
Fixed term home equity	96,009	105,544
Home equity lines of credit	63,898	70,043
Total home equity loans	159,907	175,587
Other consumer loans:
Student	5,995	6,810
Other	10,724	11,373
Total other consumer loans	16,719	18,183
Total retail loans	692,219	693,745
Gross loans receivable	2,150,283	2,191,824
Undisbursed loan proceeds	(142,824)	(227,537)
Allowance for loan losses	(21,326)	(19,940)
Deferred fees and costs, net	(1,310)	(1,440)
Total loans receivable, net	$1,984,823	$1,942,907

The Company’s commercial and retail borrowers are primarily located in the Company’s local lending areas in Wisconsin, Illinois, Michigan, Minnesota, and Iowa, as is the real estate and non-real estate collateral that secures the Company’s loans.

At September 30, 2017, and December 31, 2016, certain one- to four-family mortgage loans, multi-family mortgage loans, and home equity loans with aggregate carrying values of approximately $544,000 and $586,000 were pledged to secure advances from the Federal Home Loan Bank (“FHLB”) of Chicago.

The unpaid principal balance of loans serviced for others was $957,819 and $996,985 at September 30, 2017, and December 31, 2016, respectively. These loans are not reflected in the consolidated financial statements.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

	At or for the Nine Months Ended September 30, 2017
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$3,840	$4,630	$5,307	$2,680	$2,518	$965	$19,940
Provision (recovery)	1,198	223	853	(768)	7	39	1,552
Charge-offs	(31)	–	–	–	(55)	(295)	(381)
Recoveries	–	13	32	–	67	103	215
Ending balance	$5,007	$4,866	$6,192	$1,912	$2,537	$812	$21,326
Loss allowance individually evaluated for impairment	–	$130	–	–	$2	$45	$177
Loss allowance collectively evaluated for impairment	$5,007	$4,736	$6,192	$1,912	$2,535	$767	$21,149

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$8,367	$11,094	$3,808	$1,001	$3,687	$230	$28,187
Loans collectively evaluated for impairment	263,916	348,074	565,931	149,319	475,636	176,396	1,979,272
Total loans receivable	$272,283	$359,168	$569,739	$150,320	$479,323	$176,626	$2,007,459

	At or for the Nine Months Ended September 30, 2016
	Commercial and Industrial	Commercial Real Estate	Multi- Family Real Estate	Construction and Development	One- to Four- Family	Home Equity and Other Consumer	Total
Allowance for loan losses:
Beginning balance	$3,658	$4,796	$3,337	$2,835	$1,835	$1,180	$17,641
Provision (recovery)	166	(608)	2,112	(48)	291	73	1,986
Charge-offs	–	(179)	–	–	(84)	(334)	(597)
Recoveries	5	28	30	–	42	67	172
Ending balance	$3,829	$4,037	$5,479	$2,787	$2,084	$986	$19,202
Loss allowance individually evaluated for impairment	$167	–	–	$1	$11	$44	$223
Loss allowance collectively evaluated for impairment	$3,662	$4,037	$5,479	$2,786	$2,073	$942	$18,979

Loan receivable balances at the end of the period:
Loans individually evaluated for impairment	$5,658	$6,250	$3,957	$1,889	$4,616	$644	$23,014
Loans collectively evaluated for impairment	224,456	358,101	521,782	146,802	472,735	199,585	1,923,461
Total loans receivable	$230,114	$364,351	$525,739	$148,691	$477,351	$200,229	$1,946,475

The Company adjusts certain factors used to determine the allowance for loan losses on loans that are collectively evaluated for impairment. Management considered these adjustments necessary and prudent in light of trends in net charge-offs, real estate values, economic conditions, and unemployment. The Company estimates that these changes, as well as overall changes in the balance of loans to which these factors were applied, resulted in an increase in the total allowance for loan losses of $399 and $1,367 during the three and nine months ended September 30, 2017, and of $1,213 and $1,873 during the three and nine months ended September 30, 2016.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables present information regarding impaired loans that have a related allowance for loan loss and those that do not as of the dates indicated (the loans receivable amounts in the table are net of undisbursed loan proceeds).

	September 30, 2017
	Loans Receivable Balance, Net	Unpaid Principal Balance	Related Allowance for Loss	Average Loan Receivable Balance, Net	Interest Income Recognized
Impaired loans with an allowance recorded:
Commercial and industrial:
Term loans	–	–	–	–	–
Lines of credit	–	–	–	–	–
Total commercial and industrial	–	–	–	–	–
Commercial real estate:
Office	–	–	–	–	–
Retail/wholesale/mixed	$715	$729	$130	$456	$20
Industrial/warehouse	–	–	–	–	–
Other	–	–	–	–	–
Total commercial real estate	715	729	130	456	20
Multi-family real estate	–	–	–	–	–
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	–	–	–	–	–
Total construction and development	–	–	–	–	–
One- to four-family	1,277	1,277	2	1,884	–
Home equity and other consumer:
Home equity	151	151	45	122	–
Student	–	–	–	–	–
Other	–	–	–	–	–
Total home equity and other consumer	151	151	45	122	–
Total with an allowance recorded	$2,143	$2,157	$177	$2,462	$20

Impaired loans with no allowance recorded:
Commercial and industrial:
Term loans	$3	$53	–	$47	–
Lines of credit	400	431	–	475	22
Total commercial and industrial	403	484	–	522	22
Commercial real estate:
Office	2,428	3,003	–	2,244	130
Retail/wholesale/mixed	812	1,536	–	884	72
Industrial/warehouse	174	265	–	200	7
Other	–	147	–	37	9
Total commercial real estate	3,414	4,951	–	3,365	218
Multi-family real estate	257	292	–	274	16
Construction and development:
Commercial real estate	–	–	–	–	–
Multi-family real estate	–	–	–	–	–
Land and land development	501	578	–	450	25
Total construction and development	501	578	–	450	25
One- to four-family	2,946	3,148	–	2,849	62
Home equity and other consumer:
Home equity	869	924	–	869	4
Student	–	–	–	–	–
Other	62	89	–	65	1
Total home equity and other consumer	931	1,013	–	934	5
Total with no allowance recorded	$8,452	$10,466	–	$8,394	$348

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables present information relating to the Company’s internal risk ratings of its loans receivable as of the dates indicated (all amounts in the tables are net of undisbursed loan proceeds):

	September 30, 2017
	Pass	Watch	Special Mention	Substandard	Total
Commercial and industrial:
Term loans	$64,666	$11,677	$1,382	$1,474	$79,199
Lines of credit	155,816	14,631	15,744	6,893	193,084
Total commercial and industrial	220,482	26,308	17,126	8,367	272,283
Commercial real estate:
Office	109,627	12,954	–	3,353	125,934
Retail/wholesale/mixed use	136,086	1,874	15,167	2,760	155,887
Industrial/warehouse	43,094	19,372	4,228	4,981	71,675
Other	5,672	–	–	–	5,672
Total commercial real estate	294,479	34,200	19,395	11,094	359,168
Multi-family real estate	530,955	27,316	7,660	3,808	569,739
Construction and development:
Commercial real estate	10,804	1,842	–	–	12,646
Multi-family real estate	110,448	17,172	–	–	127,620
Land and land development	8,999	54	–	1,001	10,054
Total construction/development	130,251	19,068	–	1,001	150,320
One- to four-family	474,362	368	906	3,687	479,323
Home equity and other consumer:
Home equity	159,739	–	–	168	159,907
Student	5,995	–	–	–	5,995
Other	10,650	12	–	62	10,724
Total home equity and other consumer	176,384	12	–	230	176,626
Total	$1,826,913	$107,272	$45,087	$28,187	$2,007,459

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

Loans rated “substandard” involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the loan are not corrected. Loans rated “doubtful” indicate that full collection is highly questionable or improbable. The Company did not have any loans that were rated doubtful at September 30, 2017, or December 31, 2016. Loans rated substandard or doubtful that are also considered in management’s judgment to be impaired are generally analyzed individually to determine an appropriate allowance for loan loss. A loan rated “loss” is considered uncollectible, even if a partial recovery could be expected in the future. The Company generally charges off loans that are rated as a loss. As such, the Company did not have any loans that were rated loss at September 30, 2017, or December 31, 2016.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

3.	Loans Receivable (continued)

The following tables contain information relating to the past due and non-accrual status of the Company’s loans receivable as of the dates indicated (all amounts in the table are net of undisbursed loan proceeds):

	September 30, 2017
	Past Due Status						Total
	30-59 Days	60-89 Days	> 90 Days	Total Past Due	Total Current	Total Loans	Non- Accrual
Commercial and industrial:
Term loans	$750	–	$3	$753	$78,446	$79,199	$3
Lines of credit	1,286	$373	–	1,659	191,425	193,084	400
Total commercial and industrial	2,036	373	3	2,412	269,871	272,283	403
Commercial real estate:
Office	–	–	–	–	125,934	125,934	2,428
Retail/wholesale/mixed	–	715	–	715	155,172	155,887	1,527
Industrial/warehouse	–	–	–	–	71,675	71,675	174
Other	–	–	–	–	5,672	5,672	–
Total commercial real estate	–	715	–	715	358,453	359,168	4,129
Multi-family real estate	389	–	–	389	569,350	569,739	257
Construction and development:
Commercial real estate	–	–	–	–	12,646	12,646	–
Multi-family real estate	–	–	–	–	127,620	127,620	–
Land and land development		–	–		10,054	10,054	501
Total construction	–	–	–	–	150,320	150,320	501
One- to four-family	6,197	1,629	2,146	9,972	469,351	479,323	2,291
Home equity and other consumer:
Home equity	834	177	168	1,179	158,728	159,907	169
Student	112	114	231	457	5,538	5,995	–
Other	57	28	62	147	10,577	10,724	62
Total home equity and other consumer	1,003	319	461	1,783	174,843	176,626	231
Total	$9,625	$3,036	$2,610	$15,271	$1,992,188	$2,007,459	$7,812

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

As of September 30, 2017, and December 31, 2016, $231 and $295 in student loans, respectively, were 90-days past due, but remained on accrual status because such loans were originated under programs guaranteed by the federal government. No other loans 90-days past due were in accrual status as of either date.

The Company classifies a loan modification as a troubled debt restructuring (“TDR”) when it has granted a borrower experiencing financial difficulties a concession that it would otherwise not consider. Loan modifications that result in insignificant delays in the receipt of payments (generally six months or less) are not considered TDRs under the Company’s TDR policy. TDRs are relatively insignificant and/or infrequent in the Company and generally consist of loans placed in interest-only status for a short period of time or payment forbearance for greater than six months. As of September 30, 2017, and December 31, 2016, TDRs were $6,042 and $5,772, respectively, and consisted primarily of nonresidential commercial real estate and one- to four-family mortgage loans. TDRs in accrual status as of those same dates were $2,783 and $2,815, respectively. Additions to TDRs during the nine months ended September 30, 2017 and 2016, were immaterial. In addition, TDRs that experienced a payment default within one year of their restructuring during these same periods were also immaterial. TDRs are evaluated for impairment and appropriate credit losses are recorded in accordance with the Company’s accounting policies and GAAP.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

4.	Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights (“MSRs”) for the periods indicated:

	Nine Months Ended September 30
	2017	2016
MSRs at beginning of the period, net	$6,569	$7,205
Additions	809	1,042
Amortization	(1,100)	(1,636)
MSRs at end of the period, net	$6,278	$6,611

The following table shows the estimated future amortization expense for MSRs for the periods indicated:

		Amount
Estimate for three months ending December 31:	2017	$244
Estimate for years ending December 31:	2018	889
	2019	783
	2020	677
	2021	582
	2022	518
	Thereafter	2,585
	Total	$6,278

The projection of amortization for mortgage servicing rights is based future contractual principal and interest cash flows expected as of September 30, 2017. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates, and market conditions.

5.	Other Assets

The following table summarizes the components of other assets as of the dates indicated:

	September 30	December 31
	2017	2016
Accrued interest:
Loans receivable	$5,344	$5,357
Mortgage-related securities	1,067	1,015
Total accrued interest	6,411	6,372
Foreclosed properties and repossessed assets:
Commercial real estate	186	1,559
Land and land development	–	598
One-to four-family	659	787
Total foreclosed properties and repossessed assets	845	2,944
Bank-owned life insurance	64,826	63,494
Premises and equipment, net	40,697	47,343
Federal Home Loan Bank stock, at cost	18,361	20,261
Deferred tax asset, net	14,281	14,543
Other assets	19,496	22,938
Total other assets	$164,917	$177,895

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

5.	Other Assets (continued)

Residential one-to four-family mortgage loans that were in the process of foreclosure were $803 and $2,424 at September 30, 2017, and December 31, 2016, respectively.

6.	Deposit Liabilities

The following table summarizes the components of deposit liabilities as of the dates indicated:

	September 30	December 31
	2017	2016
Checking accounts:
Non-interest-bearing	$305,565	$309,137
Interest-bearing	240,650	238,142
Total checking accounts	546,215	547,279
Money market accounts	529,871	558,905
Savings accounts	238,409	234,038
Certificates of deposit:
Due within one year	447,694	325,408
After one but within two years	137,203	162,138
After two but within three years	21,392	31,938
After three but within four years	2,303	2,246
After four but within five years	1,465	2,778
Total certificates of deposits	610,057	524,508
Total deposit liabilities	$1,924,552	$1,864,730

7.	Borrowings

The following table summarizes borrowings as of the dates indicated:

	September 30, 2017		December 31, 2016
		Weighted-		Weighted-
		Average		Average
	Balance	Rate	Balance	Rate
FHLB short-term advances	$320,000	1.16%	$285,000	0.70%
FHLB term advances maturing in:
2017	–		63,397	0.89
2018	22,547	1.60	22,547	1.60
2019	15,308	2.88	16,838	3.09
2020	23,547	3.67	24,338	3.72
2021	14,520	3.01	14,674	3.03
2022	5,838	5.11	5,967	5.11
Thereafter	6,262	4.04	6,389	4.04
Total borrowings	$408,022	1.56%	$439,150	1.22%

All of the Company’s term advances from the FHLB of Chicago are subject to prepayment penalties if voluntarily repaid by the Company prior to stated maturity.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

7.	Borrowings (continued)

The Company is required to pledge certain unencumbered mortgage loans and mortgage-related securities as collateral against its outstanding advances from the FHLB of Chicago. Advances are also collateralized by the shares of capital stock of the FHLB of Chicago that are owned by the Company. The Company’s borrowings at the FHLB of Chicago are limited to the lesser of: (i) 35% of total assets; (ii) 22.2 times the FHLB of Chicago capital stock owned by the Company; or (iii) the total of 73% of the book value of one- to four-family mortgage loans, 73% of the book value of certain multi-family mortgage loans, 56% of certain commercial real estate loans, 51% of the book value of certain home equity loans, and 98% of the fair value of certain mortgage-related securities.

8.	Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies and as defined in applicable regulations. Failure to meet minimum capital requirements can initiate certain mandatory actions and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of September 30, 2017, and December 31, 2016, the Company and the Bank met or exceeded all regulatory capital adequacy requirements to which it is subject. The following table presents the Company and the Bank’s actual and required regulatory capital amounts and ratios as of the dates indicated.

	Actual		Required to be Adequately Capitalized		Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
At the Company:
Total risk-weighted capital	$320,491	16.02%	$160,074	8.00%	$200,093	10.00%
Tier 1 risk-weighted capital	299,165	14.95	120,056	6.00	160,074	8.00
CET1 risk-weighted capital	299,165	14.95	90,042	4.50	130,060	6.50
Tier 1 leverage capital	299,165	11.08	108,001	4.00	135,002	5.00
At the Bank:
Total risk-weighted capital	$296,003	14.80%	$160,021	8.00%	$200,026	10.00%
Tier 1 risk-weighted capital	274,677	13.73	120,016	6.00	160,021	8.00
CET1 risk-weighted capital	274,677	13.73	90,012	4.50	130,017	6.50
Tier 1 leverage capital	274,677	10.18	107,937	4.00	134,921	5.00

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
At the Company:
Total risk-weighted capital	$312,503	15.50%	$161,329	8.00%	$201,661	10.00%
Tier 1 risk-weighted capital	292,563	14.51	120,997	6.00	161,329	8.00
CET1 risk-weighted capital	292,563	14.51	90,747	4.50	131,080	6.50
Tier 1 leverage capital	292,563	11.11	105,333	4.00	131,666	5.00
At the Bank:
Total risk-weighted capital	$285,016	14.14%	$161,247	8.00%	$201,559	10.00%
Tier 1 risk-weighted capital	265,076	13.15	120,936	6.00	161,247	8.00
CET1 risk-weighted capital	265,076	13.15	90,702	4.50	131,014	6.50
Tier 1 leverage capital	265,076	10.09	105,108	4.00	131,385	5.00

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

9.	Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Net income	$3,842	$4,454	$11,674	$12,876
Weighted average shares outstanding	45,401,416	45,116,082	45,392,526	45,077,767
Vested restricted stock for period	160,649	123,485	145,601	111,223
Basic shares outstanding	45,562,065	45,239,567	45,538,127	45,188,990
Net dilutive effect of:
Stock option shares	447,208	379,310	454,435	392,738
Non-vested restricted stock	55,777	45,972	61,064	49,190
Diluted shares outstanding	46,065,050	45,664,849	46,053,626	45,630,918
Basic earnings per share	$0.08	$0.10	$0.25	$0.28
Diluted earnings per share	$0.08	$0.10	$0.25	$0.28

The Company had stock options for 82,000 and 359,834 shares outstanding as of September 30, 2017 and 2016, respectively that were not included in the computation of diluted earnings per share because they were anti-dilutive. These options had weighted average exercise prices of $11.69 and $8.18 per share as of those dates, respectively.

10.	Employee Benefit Plans

The Company has a discretionary, defined contribution savings plan (the “Savings Plan”). The Savings Plan is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code and provides employees meeting certain minimum age and service requirements the ability to make contributions to the Savings Plan on a pretax basis. The Company then matches a percentage of the employee’s contributions. Matching contributions expensed by the Company were $280 and $205 during the three months ended September 30, 2017 and 2016, respectively, and $881 and $630 during the nine months ended September 30, 2017 and 2016, respectively.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

10.	Employee Benefit Plans (continued)

The following table summarizes the qualified plan’s net periodic benefit cost for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Service cost	–	–	–	–
Interest cost	$647	$669	$1,941	$2,007
Expected return on plan assets	(801)	(861)	(2,403)	(2,583)
Amortization of net loss from earlier periods	70	57	210	171
Net periodic benefit cost	$(84)	$(135)	$(252)	$(405)

The following table summarizes the supplemental plan’s net periodic costs for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Interest cost	$85	$93	$255	$279
Amortization of net loss from earlier periods	20	26	60	78
Net periodic benefit cost	$105	$119	$315	$357

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

In 2014 the Company’s shareholders approved the 2014 Incentive Compensation Plan (the “2014 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and cash awards. Stock-related awards under the 2014 Plan vest over a period of three or more years, subject to earlier vesting on a change in control, and, if applicable, have a maximum term of ten years. The number of shares of common stock of the Company that may be issued under the 2014 Plan is limited to 3,000,000 shares. As of September 30, 2017, 2,372,560 shares remained eligible for award under the 2014 Plan.

Restricted stock grants are amortized to compensation expense as the Company’s employees and directors become vested in the granted shares. The amount amortized to expense was $342 and $265 for the three months ended September 30, 2017 and 2016, respectively. The amount amortized to expense was $1,033 and $744 for the nine months ended September 30, 2017 and 2016, respectively. Outstanding non-vested restricted stock grants had a fair value of $3,321 and an unamortized cost of $1,586 at September 30, 2017. The cost of these shares is expected to be recognized over a weighted-average period of 0.97 years.

During the three months ended September 30, 2017 and 2016, the Company recorded stock option compensation expense of $67 and $89, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded stock option compensation expense of $211 and $270, respectively. As of September 30, 2017, there was $222 in total unrecognized stock option compensation expense related to non-vested options. This cost is expected to be recognized over a weighted-average period of 0.60 years.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

11.	Stock-Based Benefit Plans (continued)

The following table summarizes the activity in the Company’s stock options during the periods indicated:

	Nine Months Ended September 30
	2017		2016
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	1,303,434	$5.5923	1,421,500	$5.4378
Granted	–	–	56,300	7.2900
Exercised	(135,534)	4.0201	(138,834)	4.8840
Forfeited	(4,967)	7.2900	(13,132)	5.0412
Outstanding at end of period	1,162,933	$5.7683	1,325,834	$5.5783

The following table provides additional information regarding the Company’s outstanding options as of September 30, 2017.

	Remaining	Non-Vested Options		Vested Options
	Contractual Life	Stock Options	Intrinsic Value	Stock Options	Intrinsic Value
Exercise price:
$11.160	0.6	–	–	32,000	–
$12.025	0.9	–	–	50,000	–
$7.226	2.6	–	–	50,000	$147
$4.740	3.2	–	–	70,000	379
$5.050	3.3	–	–	149,000	760
$3.720	3.8	–	–	2,500	16
$3.390	4.3	–	–	220,500	1,491
$3.800	4.5	–	–	10,000	64
$4.820	5.3	46,600	$248	173,600	925
$5.360	5.6	4,000	19	8,000	38
$5.700	5.7	4,000	18	16,000	71
$6.340	5.8	2,000	8	8,000	30
$7.170	6.3	73,200	218	107,700	321
$6.010	6.6	3,000	12	4,500	19
$5.850	6.6	–	–	20,000	86
$6.100	6.9	–	–	20,000	81
$6.700	7.3	9,995	34	20,005	69
$7.190	7.8	2,333	7	4,667	14
$7.290	8.3	33,739	96	17,594	50
Total		178,867	$660	984,066	$4,561
Weighted-average remaining contractual life		6.50 Years		4.40 Years
Weighted-average exercise price		$6.4523		$5.6440

There were 135,534 options exercised during the nine months ended September 30, 2017, which had an intrinsic value of $762. There were 138,834 options exercised during the nine months ended September 30, 2016, which had an intrinsic value of $367. The weighted average grant date fair value of non-vested options at September 30, 2017, was $1.99 per share. During the nine months ended September 30, 2017, no options were granted, options for 206,961 shares became vested, and 4,967 non-vested options shares were forfeited.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

11.	Stock-Based Benefit Plans (continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of granted options. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. However, the Company's stock options have characteristics significantly different from traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Option valuation models such as Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility, which is computed using ten years of actual price activity in the Company’s stock. The Company uses historical data of employee behavior as a basis to estimate the expected life of the options, as well as forfeitures due to employee terminations. The Company also uses its actual dividend yield at the time of the grant, as well as actual U.S. Treasury yields in effect at the time of the grant to estimate the risk-free rate. The following weighted-average assumptions were used to value 56,300 options granted during the nine month period ended September 30, 2016: risk free rate of 1.80%, dividend yield of 2.74%, expected stock volatility of 31%, and expected term to exercise of 7.5 years. These options had a weighted-average value of $2.28 per option using these assumptions. No options were granted during the nine months ended September 30, 2017.

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

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate are summarized in the following table as of the dates indicated:

	September 30	December 31
	2017	2016
Unused commercial lines of credit	$184,439	$177,672
Commercial loans	2,412	3,709
Standby letters of credit	7,446	7,821
Real estate loan commitments:
Fixed rate	22,715	34,074
Adjustable rate	228,188	303,546
Unused consumer lines of credit	163,438	160,898

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

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

12.	Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments (continued)

recognized currently through earnings. During the three months ended September 30, 2017 and 2016, net unrealized gains (losses) of $(37) and $86, respectively, were recognized in net gain on loan sales activities on these derivative instruments. During the nine months ended September 30, 2017 and 2016, net unrealized gains (losses) of $(170) and $119, respectively, were recognized in net gain on loan sales activities on these derivative instruments. These amounts were exclusive of net unrealized gains (losses) of $(31) and $36 on loans held-for-sale for the three months ended September 30, 2017 and 2016, respectively, and $119 and $172 for the nine months ended September 30, 2017 and 2016, respectively, which were also included in net gain on loan sales activities.

The Company enters into interest rate swap arrangements to manage the interest rate risk exposure associated with specific commercial loan relationships at the time such loans are originated. These interest rate swaps, as well as the embedded derivatives associated with certain of its commercial loan relationships, are free-standing derivative instruments under GAAP. As such, changes in the fair value of these derivative instruments are recognized currently through earnings. During the three months ended September 30, 2017 and 2016, net unrealized gains of $235 and $206, respectively, and net losses of $235 and $206, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees. During the nine months ended September 30, 2017 and 2016, net unrealized gains of $2,443 and $247 respectively, and net losses of $2,443 and $247, respectively, related to interest rate swaps and embedded derivatives were recorded in loan-related fees.

The following table summarizes the Company’s derivative assets and liabilities as of the dates indicated:

	September 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate lock commitments	$7,150	$132	$6,806	$145
Forward commitments to sell loans	10,066	(105)	11,861	52
Embedded free-standing derivatives on commercial loans	8,597	184	8,765	258
Receive-fixed free-standing interest rate swaps	323,789	(605)	299,595	(3,122)
Pay-fixed free-standing interest rate swaps	332,386	421	308,360	2,864
Pay-fixed cash flow hedge interest rate swaps	–	–	20,000	28
Net unrealized gains		$27		$225

The unrealized gains shown in the above table were included as a component of other assets as of the dates indicated. The unrealized losses were included in other liabilities as of the dates indicated.

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value measurements based on the observability of those inputs. Accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next highest priority is given to prices based on models, methodologies, and/or management judgments that rely on direct or indirect observable inputs (Level 2), and the lowest priority to prices derived from models, methodologies, and/or management judgments that rely on significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between categories of the fair value hierarchy during the nine months ended September 30, 2017.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

The following table summarizes the significant inputs utilized by the Company to estimate the fair value of its MSRs as of September 30, 2017:

	Weighted- Average	Range
Loan size	$139	$14-$424
Contractual interest rate	3.64%	2.50%-7.10%
Constant prepayment rate (“CPR”)	8.08%	1.44%-22.38%
Remaining maturity in months	210	1-480
Servicing fee	0.25%	–
Annual servicing cost per loan (not in thousands)	$60	–
Annual ancillary income per loan (not in thousands)	$30	–
Discount rate	9.54%	9.50%-11.25%

MSR pools with an amortized cost basis greater than fair value are carried at fair value in the Company’s financial statements. There were no pools determined to be impaired at September 30, 2017, or December 31, 2016. Accordingly, the Company had no valuation allowance as of September 30, 2017, or December 31, 2016.

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

Bank Mutual Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

The carrying values and fair values of the Company’s financial instruments are presented in the following table as of the indicated dates.

	September 30 2017		December 31 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$55,532	$55,532	$50,087	$50,087
Mortgage related securities available-for-sale	386,481	386,481	371,880	371,880
Mortgage related securities held-to-maturity	91,617	92,561	93,234	94,266
Loans held-for-sale	4,026	4,026	5,952	5,952
Loans receivable, net	1,984,823	2,000,290	1,942,907	1,949,534
Mortgage servicing rights, net	6,278	$9,073	6,569	9,329
Federal Home Loan Bank stock	18,361	18,361	20,261	20,261
Accrued interest receivable	6,411	6,411	6,372	6,372
Deposit liabilities	1,924,552	1,862,077	1,864,730	1,823,592
Borrowings	408,022	411,708	439,150	443,732
Advance payments by borrowers	30,458	30,458	4,770	4,770
Accrued interest payable	894	894	1,124	1,124
Unrealized gain (loss) on off-balance-sheet items:
Interest rate lock commitments	132	132	145	145
Forward commitments to sell loans	(105)	(105)	52	52
Embedded free-standing derivatives on commercial loans	184	184	258	258
Receive-fixed free-standing interest rate swaps	(605)	(605)	(3,122)	(3,122)
Pay-fixed free-standing interest rate swaps	421	421	2,864	2,864
Pay-fixed cash flow hedge interest rate swaps	–	–	28	28

The following table segregates by fair value hierarchy (i.e., Level 1, 2, or 3) all of the Company's assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

	At September 30, 2017
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$4,026	–	$4,026
Mortgage-related securities available-for-sale	–	386,481	–	386,481

	At December 31, 2016
	Level 1	Level 2	Level 3	Total
Loans held-for-sale	–	$5,952	–	$5,952
Mortgage-related securities available-for-sale	–	371,880	–	371,880

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

September 30, 2017

(Dollars in Thousands, Except Share and Per Share Amounts)

13.	Fair Value Measurements (continued)

operating income of the property or business. Selling costs are generally estimated at 10%. Appraised values may be further discounted based on management judgment regarding changes in market conditions and other factors since the time of the appraisal. A significant unobservable input in using net operating income to estimate fair value is the capitalization rate. At September 30, 2017, the range of capitalization rates utilized to determine the fair value of the underlying collateral on certain loans was 5% to 11%. The Company considers these fair values to be Level 3 in the fair value hierarchy. For those loans individually evaluated for impairment using the collateral value method, a valuation allowance of $177 was recorded for loans with a recorded investment of $28,187 at September 30, 2017. These amounts were $158 and $22,466 at December 31, 2016, respectively. Provision for loan losses related to these loans was $19 and $222 during the nine months ended September 30, 2017 and 2016, respectively. Provision for loan losses related to these loans was of $158 during the twelve month period ended December 31, 2016.

Foreclosed Properties Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. In determining fair value, the Company generally obtains appraisals to support the fair value of foreclosed properties, as described in the previous paragraph. In certain instances, the Company may also use the selling list price, less estimated costs to sell, as the fair value of foreclosed properties. In such instances, the list price is generally less than the appraised value. The Company considers these fair values to be Level 3 in the fair value hierarchy. As of September 30, 2017, $239 in foreclosed properties was valued at collateral value compared to $1,882 at December 31, 2016. Losses of $21 and $137 related to these foreclosed properties were recorded during the nine months ended September 30, 2017 and 2016, respectively. Losses on foreclosed properties valued at collateral value at December 31, 2016, were $197 for the twelve months ended December 31, 2016.

14.	Pending Merger

On July 20, 2017, the Company entered into a definitive merger agreement with Associated Banc-Corp (“Associated”). On October 24, 2017, the shareholders of the Company approved the agreement and other related matters. However, the merger remains subject to regulatory approval and other closing conditions. Upon receipt of regulatory approval and satisfaction of all other closing conditions the Company will be merged into Associated. Upon the completion of the merger each share of common stock of the Company will be converted into 0.422 shares of common stock of Associated in accordance with the terms of the merger agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may contain, and are intended to be identified by, words such as “anticipate,” “believe,” “estimate,” “expect,” “objective,” “projection,” “intend,” and similar expressions; the use of verbs in the future tense and discussions of periods after the date on which this report is issued are also forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks, and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is stated or expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: the possibility that the proposed merger with Associated may not be completed in a timely manner or at all; general economic conditions, including volatility in credit, lending, and financial markets; weakness and declines in the real estate market, which could affect both collateral values and loan activity; periods of relatively high unemployment or economic weakness and other factors which could affect borrowers’ ability to repay their loans; negative developments affecting particular borrowers, which could further adversely impact loan repayments and collection; legislative and regulatory initiatives and changes, including action taken, or that may be taken, in response to difficulties in financial markets and/or which could negatively affect the rights of creditors; monetary and fiscal policies of the federal government; the effects of further regulation and consolidation within the financial services industry; regulators’ strict expectations for financial institutions’ capital levels and restrictions imposed on institutions, as to payments of dividends, share repurchases, or otherwise, to maintain or achieve those levels; recent, pending, and/or potential rulemaking or various federal regulatory agencies that could affect the Company or the Bank, particularly as such relates to guidelines concerning certain types of lending; increased competition and/or disintermediation within the financial services industry; changes in tax rates, deductions and/or policies; potential further changes in Federal Deposit Insurance Corporation (“FDIC”) premiums and other governmental assessments; changes in deposit flows; changes in the cost of funds; fluctuations in general market rates of interest and/or yields or rates on competing loans, investments, and sources of funds; demand for loan or deposit products; illiquidity of financial markets and other negative developments affecting particular investment and mortgage-related securities, which could adversely impact the fair value of and/or cash flows from such securities; changes in customers’ demand for other financial services; the Company’s potential inability to carry out business plans or strategies; changes in accounting policies or guidelines; natural disasters, acts of terrorism, or developments in the war on terrorism or other global conflicts; the risk of failures in computer or other technology systems or data maintenance, maintenance, or breaches of security relating to such systems; and the factors discussed in the Company’s filings with the Securities and Exchange Commission, particularly under Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K, under the caption “Forward Looking Statements” in the Company’s Current Report on Form 8-K dated and filed on July 20, 2017, and under the caption “Risk Factors” in the Company’s definitive proxy statement for its special meeting of shareholders on October 24, 2017, filed on Schedule 14A on September 15, 2017.

Pending Merger

On July 20, 2017, the Company entered into a definitive merger agreement with Associated Banc-Corp (“Associated”). At a special meeting held on October 24, 2017, the shareholders of the Company approved the merger and other related matters. However, the merger is also subject to regulatory approval and other closing conditions. Upon receipt of regulatory approval and satisfaction of all other closing conditions the Company will be merged into Associated. Upon the completion of the merger each share of common stock of the Company will be converted into 0.422 shares of common stock of Associated in accordance with the terms of the merger agreement.

Results of Operations

Overview The Company reported net income of $3.8 million or $0.08 per diluted share in the third quarter of 2017 compared to $4.5 million or $0.10 per diluted share in the same quarter of last year. Year-to-date in 2017, the Company reported net income of $11.7 million or $0.25 per diluted share compared to $12.9 million or $0.28 per diluted share in the same nine-month period in 2016. During the third quarter of 2017 the Company recorded $1.3 million in expenses related to its pending merger with Associated Banc-Corp (“Associated”), which was announced on July 20, 2017. The Company’s results in the 2017 periods were favorably impacted by higher net interest income, reduced provision for loan losses, higher gains on sales of real estate held for investment, lower advertising and marketing expenses, and a decline in other non-interest expenses in the 2017 periods compared to the same periods in 2016. In addition, the third quarter of 2017 was favorably impacted by lower net losses and expenses on foreclosed real estate compared to net losses in the same period of the previous year. These favorable developments were largely offset by lower deposit-related fees, reduced mortgage banking revenue, and a decrease in loan-related fees compared to the same periods in 2016. In addition, the 2017 periods included a $197,000 loss on the sale of five retail branch offices and related loans and deposits to another financial institution, as well as higher compensation and benefit expenses and increased occupancy and data processing costs. Finally, the 2017 year-to-date period was also impacted by lower brokerage, advisory, and insurance revenue and higher net losses and expenses on foreclosed real estate. The following paragraphs describe these changes in greater detail, along with other matters affecting the Company’s results of operations during the three months ended September 30, 2017 and 2016.

Net Interest Income The Company’s net interest income increased by $976,000 or 5.2% and $3.4 million or 6.3% during the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods in 2016. Included in the three- and nine-month periods in 2016 were $577,000 and $1.1 million, respectively, in call premiums that the Company received on a mortgage-related securities that were called by the issuer in those periods. Excluding these call premiums, net interest income in the first three- and nine-month periods of 2017 increased by $1.6 million or 8.6% and $4.5 million or 8.4% compared to the same periods in 2016. Most of this increase was caused by an increase in the Company’s average earning assets, which increased by $122.5 million or 5.2% during the nine months ended September 30, 2017, compared to the same period in 2016. This increase was primarily attributable to an increase in average loans receivable. Also contributing to the increase in net interest income in the 2017 periods was an improvement in the Company’s net interest margin, excluding the impact of the aforementioned call premiums. Finally, an increase in funding from non-interest bearing checking accounts also contributed to the increase in net interest income in the 2017 periods.

The Company’s net interest margin was 3.12% and 3.07% during the three- and nine-month periods ended September 30, 2017, respectively, which compared to 2.98% and 2.97% during the same periods in 2016 (excluding ten and six basis points of benefit related to the aforementioned call premiums in the three- and nine-month periods of 2016, respectively). Management has noted in recent periods that increases in the yield on the Company’s earning assets have been modestly greater than the increases in its cost of funds. This has occurred in an environment of rising interest rates, due in part to recent increases in the fed funds rate by the Federal Reserve. Management attributes the modest increases in the Company’s net interest margin to an overall interest rate risk exposure that it is slightly asset sensitive. That is, management believes that the sensitivity of the Company’s earning assets to changes in market interest rates is slightly greater than its interest-bearing liabilities. As such, management anticipates that the Company’s net interest margin may continue to show slight improvement in the immediate future, although there can be no assurances.

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

	Three Months Ended September 30
	2017				2016
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$2,012,117		$20,557	4.09%	$1,896,762		$18,209	3.84%
Mortgage-related securities	475,053		2,483	2.09	501,960		3,139	2.50
Investment securities (2)	20,656		163	3.16	18,813		117	2.49
Interest-earning deposits	19,213		25	0.52	15,529		5	0.13
Total interest-earning assets	2,527,039		23,228	3.68	2,433,064		21,470	3.53
Non-interest-earning assets	177,415				205,468
Total average assets	$2,704,454				$2,638,532

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$242,361		8	0.01	$229,929		8	0.01
Money market accounts	516,816		324	0.25	540,987		221	0.16
Interest-bearing demand accounts	238,640		14	0.02	257,470		11	0.02
Certificates of deposit	563,188		1,427	1.01	542,009		1,228	0.91
Total deposit liabilities	1,561,005		1,773	0.45	1,570,395		1,468	0.37
Advance payments by borrowers for taxes and insurance	26,241		–	0.00	26,129		–	0.00
Borrowings	455,147		1,767	1.55	418,933		1,290	1.23
Total interest-bearing liabilities	2,042,393		3,540	0.69	2,015,457		2,758	0.55
Non-interest-bearing liabilities:
Non-interest-bearing deposits	307,957				258,720
Other non-interest-bearing liabilities	62,291				76,791
Total non-interest-bearing liabilities	370,248				335,511
Total liabilities	2,412,641				2,350,968
Total equity	291,813				287,564
Total average liabilities and equity	$2,704,454				$2,638,532
Net interest income and net interest rate spread			$19,688	2.99%			$18,712	2.98%
Net interest margin				3.12%				3.08%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.21	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

	Nine Months Ended September 30
	2017				2016
			Interest	Average			Interest	Average
	Average		Earned/	Yield/	Average		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable (1)	$1,981,372		$58,725	3.95%	$1,818,232		$52,505	3.85%
Mortgage-related securities	470,781		7,503	2.12	515,183		9,122	2.36
Investment securities (2)	20,113		452	2.99	18,412		338	2.45
Interest-earning deposits	18,607		52	0.37	16,554		23	0.19
Total interest-earning assets	2,490,873		66,732	3.57	2,368,381		61,988	3.49
Non-interest-earning assets	186,955				203,065
Total average assets	$2,677,828				$2,571,446

Liabilities and equity:
Interest-bearing liabilities:
Regular savings deposits	$241,299		25	0.01	$225,572		22	0.01
Money market accounts	525,492		788	0.20	532,041		620	0.16
Interest-bearing demand accounts	238,433		36	0.02	262,720		36	0.02
Certificates of deposit	540,816		3,921	0.97	545,550		3,641	0.89
Total deposit liabilities	1,546,040		4,770	0.41	1,565,883		4,319	0.37
Advance payments by borrowers for taxes and insurance	17,814		1	0.01	17,237		1	0.01
Borrowings	446,729		4,679	1.40	386,894		3,790	1.31
Total interest-bearing liabilities	2,010,583		9,450	0.63	1,970,014		8,110	0.55
Non-interest-bearing liabilities:
Non-interest-bearing deposits	308,643				237,744
Other non-interest-bearing liabilities	68,668				78,648
Total non-interest-bearing liabilities	377,311				316,392
Total liabilities	2,387,894				2,286,406
Total equity	289,934				285,040
Total average liabilities and equity	$2,677,828				$2,571,446
Net interest income and net interest rate spread			$57,282	2.94%			$53,878	2.94%
Net interest margin				3.07%				3.03%
Average interest-earning assets to average interest-bearing liabilities	1.24	x			1.20	x

(1)	For the purposes of these computations, non-accruing loans and loans held-for-sale are included in loans receivable.
(2)	The carrying value and earnings on stock in the FHLB of Chicago is included in investment securities.

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

	Three Months Ended September 30, 2017 Compared to September 30, 2016
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,126	$1,222	$2,348
Mortgage-related securities	(162)	(494)	(656)
Investment securities	12	34	46
Interest-earning deposits	1	19	20
Total interest-earning assets	977	781	1,758
Interest-bearing liabilities:
Savings accounts	–	–	–
Money market accounts	(10)	113	103
Interest-bearing demand accounts	(1)	4	3
Certificates of deposit	49	150	199
Total deposit liabilities	38	267	305
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	118	359	477
Total interest-bearing liabilities	156	626	782
Net change in net interest income	$821	$155	$976

	Nine Months Ended September 30, 2017 Compared to September 30, 2016
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,829	$1,391	$6,220
Mortgage-related securities	(735)	(884)	(1,619)
Investment securities	34	80	114
Interest-earning deposits	3	26	29
Total interest-earning assets	4,131	613	4,744
Interest-bearing liabilities:
Savings accounts	3	–	3
Money market accounts	(8)	176	168
Interest-bearing demand accounts	(4)	4	–
Certificates of deposit	(32)	312	280
Total deposit liabilities	(41)	492	451
Advance payments by borrowers for taxes and insurance	–	–	–
Borrowings	616	273	889
Total interest-bearing liabilities	575	765	1,340
Net change in net interest income	$3,556	$(152)	$3,404

Provision for Loan Losses The Company’s provision for loan losses was $472,000 in the third quarter of 2017 compared to $1.4 million in the same quarter last year. On a year-to-date basis, provision for loan losses was $1.6 million in 2017 compared to $2.0 million in 2016. The Company’s non-performing and other classified loans have declined in recent periods and its net charge-offs continue to be nominal. As a result, the Company’s provision for loan losses has decreased relative to prior periods.

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

Non-Interest Income Total non-interest income decreased by $1.6 million or 23.5% and $3.8 million or 18.7% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, respectively. Significant reasons for the changes in the components of non-interest income are discussed in the following paragraphs.

Deposit-related fees and charges declined by $56,000 or 1.9% and $193,000 or 2.2% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in the previous year. Deposit-related fees and charges consist of overdraft fees, ATM and debit card fees, merchant processing fees, account service charges, and other revenue items related to services performed by the Company for its retail and commercial deposit customers. Management attributes the decline in deposit-related fees and charges to changes in customer spending behavior in recent periods which has resulted in lower revenue from overdraft charges and ATM usage. These developments have been partially offset by increased deposit account service charges and increased treasury management fees from commercial depositors.

Mortgage banking revenue, net, was $788,000 and $2.4 million during three- and nine-month periods ended September 30, 2017, respectively. This compared to $1.4 million and $3.3 million during the same periods in 2016, respectively. The following table presents the components of mortgage banking revenue, net, for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Dollars in thousands)
Gross loan servicing fees	$608	$633	$1,839	$1,915
MSR amortization	(384)	(650)	(1,100)	(1,636)
Change in MSR valuation allowance	–	–	–	–
Loan servicing revenue, net	224	(17)	739	279
Gain on loan sales activities, net	564	1,371	1,662	3,042
Mortgage banking revenue, net	$788	$1,354	$2,401	$3,321

Loan servicing revenue, net, increased during the three- and nine-month periods in 2017 compared to the same periods in 2016. These increases were primarily caused by a decline in amortization of mortgage servicing rights (“MSRs”). These declines were caused by generally higher market interest rates for one- to four-family loans in 2017, which has resulted in reduced loan prepayment activity and slower amortization of the related MSRs compared to the prior year. The favorable impact of this development was partially offset by declines in gross servicing fees in the 2017 periods due to an overall decline in loans serviced for third-party investors. As of September 30, 2017, the Company serviced $957.8 million in loans for third-party investors compared to $1.0 billion one year earlier.

The change in valuation allowance that the Company establishes against its MSRs is recorded as a recovery or loss, as the case may be, in the period in which the change occurs. As of September 30, 2017, the Company had no valuation allowance against its MSRs, which had a carrying value of $6.3 million as of that date. MSR valuation allowances typically increase in periods of lower market interest rates, which results in a charge to earnings in the period of the increase. During such periods loan refinance activity and expectations for future loan prepayments typically increase, which generally reduces the fair value of MSRs and could result in an increase in the MSR valuation allowance. However, in recent periods market interest rates for one- to four-family loans have generally been higher. As such, there was no requirement for an MSR valuation allowance as of September 30, 2017, and management does not expect one to be necessary in the near future. In addition, management expects that amortization of MSRs may continue to be lower in the near term in response to reduced levels of loan refinance activity. However, these developments cannot be assured, particularly if market interest rates for one- to four-family residential loans decline in the future.

Gain on loan sales activities, net, was $564,000 and $1.7 million during the three- and nine-month periods ended September 30, 2017, respectively, compared to $1.4 million and $3.0 million during the same periods in 2016. The Company typically sells most of the fixed-rate, one- to four-family mortgage loans that it originates. Market interest rates for one- to four-family loans have been higher in recent periods, which is a development that typically results in lower originations and sales of such loans. The origination and sale of residential loans is subject to variations in market interest rates and other factors outside of management’s control. Accordingly, there can be no assurances that such originations and sales will increase or will not vary considerably from period to period.

Brokerage, advisory, and insurance revenue was $824,000 during the third quarter of 2017, which was slightly higher than the same quarter in the previous year. Year-to-date this source of revenue was $2.4 million, which was $167,000 or 6.6% lower than the same period in 2016. This revenue item generally consists of commissions earned on sales of tax-deferred annuities, mutual funds, and certain other securities, fees earned for investment advisory services, and commissions earned on sales of personal and business insurance products. Management attributes the recent fluctuations in this revenue line item to changes in commissions earned from sales of tax-deferred annuities and other sources of transaction-based income. In recent periods management has begun to shift the mix of revenue in this line of business from commission income, which tends to be transaction-based, to advisory fee income, which is generally based on assets under management rather than execution of individual transactions. Management believes that advisory-based fee income will be a more stable source of revenue in the future and expects that it will continue to grow due to new products, services, systems, and investment advisors that the Company has added in prior periods, although there can be no assurances.

Loan-related fees were $381,000 and $1.5 million during the three and nine months ended September 30, 2017, respectively. These amounts compared to $1.1 million and $4.0 million during the same periods in 2016, respectively. The largest source of fees in this revenue category has historically been interest rate swap fees related to commercial loan relationships. The Company mitigates the interest rate risk associated with certain of its loan relationships by executing interest rate swaps, the accounting for which results in the recognition of a certain amount of fee income at the time the swap contracts are executed. The decrease in loan-related fees in the 2017 periods was primarily due to reduced originations of multi-family, commercial real estate, and construction loans, which are the types of loans that generate most of the Company’s interest rate swap fees. Management anticipates that originations of these types of loans will remain lower during the remainder of 2017.

During the three- and nine-month periods ended September 30, 2017, the Company recorded $56,000 and $325,000 in gains on the disposition of real estate that it held for investment purposes, respectively. This compared to $12,000 in both the three- and nine-month periods of the prior year. The Company continues to actively market certain of the properties that it holds for investment purposes. There can be no assurances that the Company will be able to sell such properties for gains or that gains or losses on such sales, if any, will not fluctuate considerably from period to period.

In the third quarter of 2017 the Company completed the sale of five retail branch offices to another financial institution, which included $46.1 million in deposits and $13.0 million in loans associated with the offices. The Company recorded a loss of $197,000 on this transaction. In addition, during the nine months ended September 30, 2017, the Company also recorded $187,000 in one-time costs related to this transaction, as well as its decision to consolidate two other retail branch offices into other offices earlier in the year. These costs consisted primarily of asset disposition costs, employment severance costs, data processing costs, and professional fees.

Non-Interest Expense Total non-interest expense increased by $1.1 million or 6.6% and $2.2 million or 4.3% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, respectively. During the three months ended September 30, 2017, the Company recorded $1.3 million in expenses related to its pending merger with Associated. These expenses consisted primarily of professional advisory, consulting, and legal fees. Excluding these merger-related expenses, total non-interest expense would have decreased by $130,000 or 0.8% and increased by $941,000 million or 1.8% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, respectively. Significant reasons for the changes in the components of non-interest expense are discussed in the following paragraphs.

Compensation-related expenses increased by $167,000 or 1.6% and $1.4 million or 4.4% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. These increases were due in part to normal annual merit increases granted to most employees at the beginning of 2017. Also contributing were certain signing bonuses and commission guarantees that the Company paid to a team of four experienced residential loan originators that it recruited from another financial institution earlier in the year. Finally, contributing to a lesser degree was higher share-based compensation and employer 401k contributions in the 2017 periods compared to the same periods in the prior year. These developments were partially offset in the third quarter of 2017 by reduced compensation and related costs from the aforementioned sale of five retail banking offices, as well as the consolidation of two other retail banking offices earlier in the year.

Occupancy, equipment, and data processing expenses increased by $111,000 or 3.3% and $524,000 or 5.2% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. These increases were primarily caused by increased data processing, software, and equipment costs associated with various initiatives undertaken by the Company in recent periods. These developments were partially offset in the third quarter of 2017 by reduced occupancy, equipment, and data processing costs from the aforementioned sale of five retail banking offices, as well as the consolidation of two other retail banking offices earlier in the year.

Advertising and marketing-related expense was $535,000 and $1.8 million during the three and nine months ended September 30, 2017, respectively, compared to $737,000 and $2.3 million during the same periods in 2016. Management anticipates that spending on advertising and marketing-related expenses during the full year 2017 will be about 10 to 20% lower than it was in 2016. However, this outcome depends on future management decisions and there can be no assurances.

Net losses and expenses on foreclosed real estate were $15,000 and $169,000 during the three-month periods ended September 30, 2017 and 2016, respectively. Net losses and expenses during the nine-month periods ended as of those same dates were $286,000 and $80,000. In general, the Company has experienced only modest gains, losses, and expenses on foreclosed real estate in recent periods due to relatively low levels of foreclosed properties and improved market conditions.

Other non-interest expense was $2.2 million in the third quarter of 2017 compared to $2.3 million in the same quarter of last year. In a year-to-date comparison, these expenses were $6.4 million in 2017 compared to $7.0 million in 2016. The 2016 quarter and year-to-date periods included $134,000 and $341,000, respectively, in prepayment penalties related to the early retirement of certain fixed-rate advances from the FHLB of Chicago in those periods. Other non-interest expense also declined slightly in the 2017 periods due in part to lower ATM and card processing charges compared to the same periods in 2016.

Income Tax Expense Income tax expense was $2.3 million and $2.5 million during the third quarters of 2017 and 2016, respectively, and was $6.5 million and $7.4 million during the year-to-date periods in 2017 and 2016, respectively. The effective tax rates (“ETRs”) for the quarter periods were 36.9% and 35.8%, respectively, and for the year-to-date periods were 35.7% and 36.5%, respectively. The ETR was lower in the 2017 year-to-date period. The Company’s ETR will vary from period to period because of certain tax deductions related to the impact of non-taxable revenue items, such as earnings from BOLI and tax-exempt interest income, as well as the impact of vesting of restricted stock grants and exercises of certain stock options by employees and directors.

Financial Condition

Overview The Company’s total assets increased by $45.2 million or 1.7% during the nine months ended September 30, 2017. During this period a $59.8 million increase in deposit liabilities and a $25.7 million increase in advance payments for taxes and insurance funded a $41.9 million increase in loans receivable, a $13.0 million increase in aggregate mortgage-related securities, and a $31.1 million decrease in borrowings. The Company’s total shareholders’ equity was $292.4 million at September 30, 2017, compared to $286.6 million at December 31, 2016.

Mortgage-Related Securities Available-for-Sale The Company’s portfolio of mortgage-related securities available-for-sale increased by $14.6 million or 3.9% during the nine months ended September 30, 2017. This increase was due to the purchase of $99.6 million in securities that was substantially offset by normal periodic principal repayments in the portfolio.

Mortgage-Related Securities Held-to-Maturity The Company maintains a portfolio of mortgage-related securities held-to-maturity that consists of securities issued and guaranteed by the Federal National Mortgage Association (“Fannie Mae”) and backed by multi-family residential loans. The Company has classified these securities has held-to-maturity because it has the ability and intent to hold these securities until they mature. The Company’s portfolio of mortgage-related securities held-to-maturity was $91.6 million at September 30, 2017, compared to $93.2 million at December 31, 2017.

Loans Held-for-Sale The Company’s policy is to sell substantially all of its fixed-rate, one- to four-family mortgage loan originations in the secondary market. Loans held-for-sale were $4.0 million and $6.0 million at September 30, 2017, and December 31, 2016, respectively.

Loans Receivable The Company’s loans receivable increased by $41.9 million or 2.2% during the nine months ended September 30, 2017. During this period increases in multi-family loans, commercial and industrial loans, and one- to four-family permanent loans were partially offset by a decline in commercial real estate loans, construction loans (net of the undisbursed portion), and home equity and other consumer loans. The loan portfolio is subject to economic, market, competitive, and regulatory factors outside of the Company’s control and there can be no assurances that expected loan growth will continue or that total loans will not decrease in future periods.

The following table sets forth the Company’s commercial and retail loans that were originated for portfolio during the periods indicated:

	Nine Months Ended September 30
	2017	2016
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$66,296	$56,637
Commercial real estate	9,405	73,579
Multi-family real estate	37,883	118,968
Construction and development	110,973	185,424
Total commercial loans	224,557	434,608
Retail loans:
One- to four-family first mortgages (1)	96,457	81,944
Home equity	27,931	24,261
Other consumer	1,050	1,665
Total retail loans	125,438	107,870
Total loan originations	$349,995	$542,478

(1)	Excludes $64.5 million and $112.5 million in loans originated for sale during the nine months ended September 30, 2017 and 2016, respectively.

Mortgage Servicing Rights The carrying value of the Company’s MSRs was $6.3 million at September 30, 2017, and $6.6 million at December 31, 2016, respectively. The Company maintained no valuation allowance against its MSRs as of either of those dates. As of September 30, 2017, the Company serviced $957.8 million in loans for third-party investors compared to $997.0 million at December 31, 2016. Refer to “Results of Operations—Non-Interest Income,” above, for additional discussion related to the Company’s MSRs.

Deposit Liabilities The Company’s deposit liabilities increased by $59.8 million or 3.2% during the nine months ended September 30, 2017. This increase was primarily the result of a $100.0 million increase in brokered certificates of deposits that were drawn by the Company during the period as an alternative funding source to borrowing from the Federal Home Loan Bank of Chicago. The impact of this increase was partially offset by the aforementioned purchase and assumption of $46.1 million in deposit liabilities by another financial institution that was closed in the third quarter of 2017.

Borrowings Borrowings, which consist of advances from the FHLB of Chicago, decreased by $31.1 million or 7.1% during the nine months ended September 30, 2017. This decrease was primarily caused by a decline in overnight borrowings from the FHLB of Chicago. These borrowings were reduced because of an increase in funding from deposit liabilities and advance payments by borrowers for taxes and insurance. Management believes that additional funds are available to be borrowed from the FHLB of Chicago or other sources in the future to fund maturing term advances, loan originations, security purchases, and other corporate purposes, if needed or desirable. However, there can be no assurances of the future availability of borrowings or any particular level of future borrowings.

Advance Payments by Borrowers for Taxes and Insurance Advance payments by borrowers for taxes and insurance (i.e., escrow deposits) were $30.5 million at September 30, 2017, compared to $4.8 million at December 31, 2016. Escrow deposits typically increase during the course of the calendar year until real estate tax obligations are paid, generally in December of each year or January of the following year.

Shareholders' Equity The Company’s shareholders’ equity was $292.4 million at September 30, 2017, compared to $286.6 million at December 31, 2016. This increase was primarily due to $11.7 million in net income that was only partially offset by $7.6 million in regular cash dividends. Also contributing to the increase was periodic amortization related to share-based compensation and the issuance of treasury shares on stock option exercises. The book value of the Company’s common stock was $6.36 per share at September 30, 2017, compared to $6.27 at December 31, 2016.

On November 6, 2017, the Company’s board of directors declared a $0.055 per share dividend payable on November 27, 2017, to shareholders of record on November 17, 2017. For additional discussion relating to the Company’s ability to pay dividends or repurchase its common stock refer to “Liquidity and Capital Resources—Capital Resources,” below.

Asset Quality The following table summarizes non-performing loans and assets as of the dates indicated:

	September 30	December 31
	2017	2016
	(Dollars in thousands)
Non-accrual commercial loans:
Commercial and industrial	$403	$989
Commercial real estate	4,129	2,839
Multi-family real estate	257	274
Construction and development	501	148
Total commercial loans	5,290	4,250
Non-accrual retail loans:
One- to four-family first mortgages	2,291	3,191
Home equity	169	442
Other consumer	62	46
Total non-accrual retail loans	2,522	3,679
Total non-accrual loans	7,812	7,929
Accruing loans delinquent 90 days or more (1)	231	295
Total non-performing loans	8,043	8,224
Foreclosed real estate and repossessed assets	845	2,943
Total non-performing assets	$8,888	$11,167

Non-performing loans to total loans	0.41%	0.42%
Non-performing assets to total assets	0.33%	0.42%
Interest income that would have been recognized if non-accrual loans had been current (2)	$359	$498
Interest income on non-accrual loans included in interest income (2)	$368	$390

(1)	Consists of student loans that are guaranteed under programs sponsored by the U.S. government.
(2)	Amounts shown are for the nine months ended September 30, 2017, and the twelve months ended December 31, 2016, respectively.

The Company’s non-performing loans were $8.0 million or 0.41% of loans receivable as of September 30, 2017, compared to $8.2 million or 0.42% of loans receivable as of December 31, 2016. Non-performing assets, which includes non-performing loans, were $8.9 million or 0.33% of total assets and $11.2 million or 0.42% of total assets as of these same dates, respectively. Non-performing assets are classified as “substandard” in accordance with the Company’s internal risk rating policy. In addition to non-performing assets, at September 30, 2017, management was closely monitoring $65.2 million in additional loans that were classified as either “special mention” or “substandard” in accordance with the Company’s internal risk rating policy. This amount compared to $68.6 million at December 31, 2016. As of September 30, 2017, most of the Company’s additional classified loans were secured by commercial real estate, multi-family real estate, land, and certain commercial business assets. Management does not believe any of these loans were impaired as of September 30, 2017, although there can be no assurances that the loans will not become impaired in future periods.

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

A summary of the Company’s allowance for loan losses is shown below for the periods indicated:

	Nine Months Ended September 30
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$19,940	$17,641
Provision for loan losses	1,552	1,986
Charge-offs:
Commercial and industrial	(31)	–
Commercial real estate	–	(179)
Multi-family real estate	–	–
Construction and development	–	–
One- to four-family first mortgages	(55)	(84)
Home equity	(17)	(35)
Other consumer	(278)	(299)
Total charge-offs	(381)	(597)
Recoveries:
Commercial and industrial	–	5
Commercial real estate	13	28
Multi-family real estate	32	30
Construction and development	–	–
One- to four-family first mortgages	67	42
Home equity	52	15
Other consumer	51	52
Total recoveries	215	172
Net charge-offs	(166)	(425)
Balance at end of period	$21,326	$19,202

	September 30	December 31
	2017	2016
Allowance for loan losses to total loans	1.07%	1.03%
Allowance for loan losses to non-performing loans	265.15%	242.46%
Net charge-offs to average loans (1)	0.01%	0.04%

(1)	The rate for the nine months ended September 30, 2017, is annualized.

The Company’s allowance for loan losses was $21.3 million or 1.07% of total loans at September 30, 2017, compared to $19.9 million or 1.03% of total loans at December 31, 2016. As a percent of non-performing loans, the Company’s allowance for loan losses was 265.2% at September 30, 2017, compared to 242.5% at December 31, 2016. Management believes the allowance for loan losses at September 30, 2017, was adequate to cover probable and estimable losses in the Company’s loan portfolio as of that date. However, future increases to the allowance may be necessary and results of operations could be adversely affected if future conditions differ from the assumptions used by management to determine the allowance for loan losses as of the end of the period.

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

Capital Resources The Company’s ratio of shareholders’ equity to total assets was 10.85% at September 30, 2017, compared to 10.82% at December 31, 2016. This decrease was primarily due to an increase in the Company’s total assets during the period, as previously described. The Company is required to maintain specified amounts of regulatory capital pursuant to regulations promulgated by the Federal Reserve Bank (“FRB”). The Company is “well capitalized” for regulatory capital purposes. As of September 30, 2017, the Company had a total risk-weighted capital ratio of 16.02% and a Tier 1 leverage capital ratio of 11.08%. The minimum ratios to be considered “well capitalized” under current supervisory regulations are 10% for total risk-weighted capital and 5% for Tier 1 capital. The minimum ratios to be considered “adequately capitalized” are 8% and 4%, respectively. For additional discussion refer to “Note 8. Regulatory Capital Requirements” in “Item 1. Financial Statements.”

The payment of dividends or the repurchase of common stock by the Company is highly dependent on the ability of the Bank to pay dividends or otherwise distribute capital to the Company. Such payments are also subject to any requirements imposed by law or regulations and to the application and interpretation thereof by the OCC and FRB. The merger agreement with Associated also limits Company dividends to $.055 per share each quarter and restricts the repurchase of Company shares without Associated’s consent. The Company cannot provide any assurances that dividends will continue to be paid, the amount of any such dividends, or whether the Company will choose to or be able to repurchase its common stock in future periods.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingencies

Contractual Obligations The following table presents, as of September 30, 2017, significant fixed and determinable contractual obligations to third parties by payment date (excluding interest payments due in the future on deposits and borrowed funds):

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Deposits with no stated maturity	$1,314,495	–	–	–	$1,314,495
Certificates of deposit	447,694	$158,595	$3,768	–	610,057
Borrowed funds	342,547	26,235	32,978	$6,262	408,022
Operating leases	833	1,477	1,065	2,506	5,881
Purchase obligations	2,640	2,640	–	–	5,280
Deferred retirement plans and deferred compensation plans	789	1,697	711	4,015	7,212

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

Commitments to Extend Credit The following table details the amounts and expected maturities of approved commitments as of September 30, 2017:

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	Or Less	Years	Years	Years	Total
	(Dollars in thousands)
Commercial lines of credit	$184,439	–	–	–	$184,439
Commercial loans	1,693	$719	–	–	2,412
Standby letters of credit	7,268	174	$4	–	7,446
Multi-family and commercial real estate loans	195,730	3,330	–	–	199,060
Residential real estate loans	51,842	–	–	–	51,842
Revolving home equity and credit card lines	163,438	–	–	–	163,438
Net commitments to sell mortgage loans	10,066	–	–	–	10,066

Commitments to extend credit, including loan commitments, standby letters of credit, unused lines of credit and commercial letters of credit do not necessarily represent future cash requirements, since these commitments often expire without being drawn upon.

Off-Balance Sheet Arrangements At September 30, 2017, the Company had forward commitments to sell one- to four-family mortgage loans of $10.1 million to Fannie Mae. As described in Note 12, “Financial Instruments with Off-Balance Sheet Risk,” to the Company’s Unaudited Condensed Consolidated Financial Statements, the Company uses forward commitments to sell loans to mitigate interest rate risk on one- to four-family IRLCs and loans held-for-sale.

Contingent Liabilities The Company did not have a material exposure to contingent liabilities as of September 30, 2017.

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

The following table presents the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2017, which management anticipates to reprice or mature in each of the future time periods shown. The information presented in the following table is based on the following assumptions:

•	Loans—based upon contractual maturities, repricing date, if applicable, scheduled repayments of principal, and projected prepayments of principal based upon the Company’s historical experience or anticipated prepayments. Actual cash flows may differ substantially from these assumptions.

•	Mortgage-related securities—based upon known repricing dates (if applicable) and an independent outside source for determining estimated prepayment speeds. Actual cash flows may differ substantially from these assumptions.

•	Deposit liabilities—based upon contractual maturities and the Company’s historical decay rates. Actual cash flows may differ substantially from these assumptions.

•	Borrowings—based upon final maturity.

	September 30, 2017
	Within	Three to	More than	More than
	Three	Twelve	1 Year to	3 Years -	Over 5
	Months	Months	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Loans receivable:
Commercial loans:
Fixed	$35,205	$78,769	$106,187	$81,437	$15,921	$317,519
Adjustable	892,469	73,279	59,958	12,955	3,889	1,042,550
Retail loans:
Fixed	16,720	33,548	63,627	39,156	60,812	213,863
Adjustable	93,509	112,959	105,309	68,360	52,397	432,534
Interest-earning deposits	27,832	–	–	–	–	27,832
Mortgage-related securities:
Fixed	24,410	65,482	181,338	125,424	71,667	468,321
Adjustable	10,710	–	–	–	–	10,710
Other interest-earning assets	18,361	–	–	–	–	18,361
Total interest-earning assets	1,119,216	364,037	516,419	327,332	204,686	2,531,690

Deposit liabilities:
Non-interest-bearing demand accounts	–	–	–	–	305,577	305,577
Interest-bearing demand accounts	–	–	–	–	240,638	240,638
Savings accounts	–	–	–	–	238,409	238,409
Money market accounts	529,871	–	–	–	–	529,871
Certificates of deposit	192,329	258,040	155,920	3,768	–	610,057
Advance payments by borrowers for taxes and insurance	30,458	–	–	–	–	30,458
Borrowings	320,285	23,424	28,248	30,757	5,308	408,022
Total non-interest- and interest- bearing liabilities	1,072,943	281,464	184,168	34,525	789,932	2,363,032
Interest rate sensitivity gap	$46,273	$82,573	$332,251	$292,807	$(585,246)	$168,658
Cumulative interest rate sensitivity gap	$46,273	$128,846	$461,097	$753,904	$168,658
Cumulative interest rate sensitivity gap as a percent of total assets	1.72%	4.78%	17.12%	27.99%	6.26%
Cumulative interest-earning assets as a percentage of non-interest- and interest-bearing liabilities	104.31%	109.51%	129.97%	147.92%	107.14%

Based on the above gap analysis, at September 30, 2017, the Company’s interest-bearing assets maturing or repricing within one year exceeds its interest-earning liabilities maturing or repricing within the same period. Based on this information, over the course of the next year net interest income could be favorably impacted by an increase in market interest rates. Alternatively, net interest income could be unfavorably impacted by a decrease in market interest rates. However, it should be noted that the Company’s future net interest income is affected by more than just future market interest rates. Net interest income is also affected by absolute and relative levels of earning assets and interest-bearing liabilities, the level of non-performing loans and other investments, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K.

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

The following table presents the estimated present value ratio over a range of interest rate change scenarios at September 30, 2017. The present value ratio is the PVE as a percent of the present value of total assets in each of the different rate environments. For purposes of this table, management has made assumptions such as prepayment rates and decay rates similar to those used for the gap analysis table.

				Present Value of Equity
				as a Percent of the
Change in	Present Value of Equity			Present Value of Assets
Interest Rates	Dollar	Dollar	Percent	Present Value	Percent
(Basis Points)	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
+400	$349,976	$(19,503)	(5.3)%	13.72%	0.7%
+300	356,504	(12,975)	(3.5)	13.76	1.1
+200	365,224	(4,255)	(1.2)	13.88	1.9
+100	365,039	(4,440)	(1.2)	13.66	0.3
0	369,479	–	–	13.62	–
-100	348,141	(21,338)	(5.8)	12.66	(7.1)

Based on the above analysis, the Company’s PVE is not expected to be materially impacted from changes in market interest rates. However, it should be noted that the Company’s PVE is impacted by more than changes in market interest rates. Future PVE is also affected by management’s decisions relating to reinvestment of future cash flows, decisions relating to funding sources, and by other factors outlined in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement,” above, as well as Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Annual Report on Form 10-K.

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

PART II

Item 1. Legal Proceedings

As disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, and in the Proxy Statement/Prospectus dated September 15, 2017, relating to the special meeting of shareholders on October 24, 2017, related to pending merger with Associated (the “Proxy Statement/Prospectus”), on July 28, 2017, two substantially identical purported class action complaints, each by various individual plaintiffs, were filed with the Wisconsin Circuit Court for Milwaukee County on behalf of the respective named plaintiffs and seeking to represent other Company shareholders against the Company, the members of the Company’s board, and Associated in connection with the proposed merger between Associated and the Company. The lawsuits were captioned Schumel et al. v. Bank Mutual Corporation et al., case no. 2017CV006201, and Paquin et al. v. Bank Mutual Corporation et al., case no. 2017CV006202. Both complaints alleged state law breach of fiduciary duty claims against the Bank Mutual board for, among other things, seeking to sell Bank Mutual through an allegedly defective process, for an allegedly unfair price and on allegedly unfair terms. On August 30, 2017, a third purported class action complaint, captioned Wollenburg et al. v. Bank Mutual Corporation et al., case no. 2017CV007312, was filed in the Wisconsin Circuit Court for Milwaukee County, purportedly on behalf of the same class of shareholders and against the same defendants as the prior two complaints. The Wollenburg complaint asserted similar allegations as the prior two complaints, and further alleged that the preliminary proxy statement/prospectus filed with the Securities and Exchange Commission (“SEC”) contained various alleged misstatements or omissions. The Paquin, Schumel, and Wollenburg complaints alleged that Associated aided and abetted the directors’ alleged breaches of fiduciary duty. On September 13, 2017, Associated filed a notice of removal of the Paquin, Schumel, and Wollenburg actions to the United States District Court for the Eastern District of Wisconsin; however, on October 11, 2017, that Court remanded the three actions back to Wisconsin Circuit Court.

On September 6, 2017, a fourth purported class action complaint, captioned Parshall et al. v. Bank Mutual Corporation et al., case no. 17-CV-1209, was filed in the United States District Court for the Eastern District of Wisconsin, purportedly on behalf of the same class of shareholders and against the same defendants as the prior complaints. The Parshall complaint criticized the adequacy of the merger consideration and alleged that Bank Mutual, the members of the Bank Mutual board and Associated allegedly omitted and/or misrepresented certain information in the registration statement of which the Proxy Statement/Prospectus formed a part in violation of securities laws and related SEC regulations.

The Company, Associated and the other defendants believe that the claims asserted in the four lawsuits were without merit and that the disclosures in the Proxy Statement/Prospectus were adequate under the law. However, to avoid the risk that the lawsuits might delay or otherwise adversely affect the consummation of the merger and to minimize the expense of defending such actions, on October 13, 2017 the Company and Associated determined to voluntarily make certain supplemental disclosures related to the merger. It was stated that nothing in those disclosures was to be deemed an admission of the legal necessity or materiality under applicable law of any of such disclosures. The Company and Associated specifically denied that any further disclosure was required to supplement the Proxy Statement/Prospectus under applicable law.

In light of the supplemental disclosures, on October 13, 2017, the plaintiffs in the four lawsuits agreed to dismiss their individual claims with prejudice.

Item 1A. Risk Factors

Refer to “Risk Factors” in Part I, Item 1A, of the Company’s 2016 Annual Report on Form 10-K, under the caption “Forward Looking Statements” in the Company’s Current Report on Form 8-K dated and filed on July 20, 2017, and under the caption “Risk Factors” in the Proxy Statement/ Prospectus, filed by the Company on Schedule 14A on September 15, 2017. Refer also to "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement" in Part I, Item 2, above.

Item 6. Exhibits

Refer to Exhibit Index, which follows the signature page hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK MUTUAL CORPORATION
(Registrant)

Date: November 7, 2017	/s/ David A. Baumgarten
David A. Baumgarten
President and Chief Executive Officer

Date: November 7, 2017	/s/ Michael W. Dosland
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

BANK MUTUAL CORPORATION

Form 10-Q for Quarter Ended September 30, 2017

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 20, 2017, by and between Associated Banc-Corp and Bank Mutual Corporation*	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 20, 2017 and filed on July 26, 2017

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Bank Mutual Corporation		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Senior Vice President and Chief Financial Officer of Bank Mutual Corporation		X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Bank Mutual Corporation		X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Bank Mutual Corporation		X

101	The following materials are provided from Bank Mutual Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Statements of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document		X

Exhibit No.	Description	Incorporated Herein by Reference To	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Extension Labels Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Bank Mutual hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.